Form 10-K
period 2018-12-31
CF Finance Acquisition Corp.
filed 2019-03-29
CIK 1728041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38759

CF FINANCE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-2657796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
110 East 59th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (407) 345-8332

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Class A Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one share of Class A Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Common Stock and three-quarters of one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No  ☐

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on December 13, 2018 and the registrant’s shares of Class A common stock and warrants began trading on the NASDAQ Capital Market on January 31, 2019. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the units on December 31, 2018, as reported on the NASDAQ Capital Market, was $275,000,000.

As of March 28, 2019, there were 7,064,603 shares of Class B common stock and 28,858,413 shares of Class A common stock of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of us, our sponsor and of CF&Co;

●	“CF&Co” are to Cantor Fitzgerald & Co., the underwriter in our initial public offering;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;

●	“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions;

●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“specified future issuance” are to an issuance of a class of equity or equity-linked securities to specified purchasers, which may include affiliates of Cantor and/or one or more investors in funds managed or advised by Cantor, that we may determine to make in connection with financing our initial business combination, to the extent permitted under applicable regulatory and contractual requirements related to those funds and accounts;

●	“sponsor” are to CF Finance Holdings LLC, a Delaware limited liability company which is 100% owned by Cantor;

●	“sponsor loan” are to the loan our sponsor made to us simultaneously with the closing of our initial public offering;

●	“sponsor loan shares” are to the shares of Class A common stock underlying the sponsor loan units;

●	“sponsor loan units” are to the units that may be issued to our sponsor upon conversion of the sponsor loan as described herein;

●	“sponsor loan warrants” are to the warrants underlying the sponsor loan units;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants and sponsor loan warrants to the extent they are no longer held by the initial holders of the private placement warrants or sponsor loan warrants or their permitted transferees; and

●	“we,” “us,” “company” or “our company” are to CF Finance Acquisition Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1.	Business

Introduction

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We are focused on our search on businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we are focused on companies operating in the financial services or real estate services industries where our management team has significant experience.

Our officers consist of:

●	Howard W. Lutnick, our Chairman and Chief Executive Officer, who joined Cantor Fitzgerald, L.P., or Cantor, in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996;

●	Anshu Jain, our President, who also serves as the President of Cantor, a position he has held since January 2017, and previously served as a senior executive of Deutsche Bank, which firm he joined from Merrill Lynch in 1995, most recently in the position of Co-CEO from June 2012 to June 2015;

●	Steven Bisgay, our Chief Financial Officer, who has served as Cantor’s Executive Managing Director and Chief Financial Officer since February 2015; and

●	Stephen M. Merkel, our Executive Vice President, General Counsel and Secretary, who has served as Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000.

We, our sponsor, and CF&Co are all affiliates of Cantor. Cantor is a diversified company specializing in financial and real estate services for institutional customers operating in the global financial and commercial real estate markets, whose businesses include CF&Co, a leading independent middle market investment bank and primary dealer, BGC Partners, Inc., or BGC Partners, whose common stock trades on the Nasdaq Global Select Market under the ticker symbol “BGCP”, a leading global financial technology and brokerage business primarily servicing the financial services markets, and Newmark Group, Inc., or Newmark, whose Class A common stock trades on the Nasdaq Global Select Market under the ticker symbol “NMRK”, which, through its subsidiaries, operates a real estate services business that offers a full suite of services and products for both owners and occupiers across the entire commercial real estate industry. We believe that the combination of our officers’ and our affiliates’ financial services and real estate industry expertise and proven ability to grow businesses through acquisitions make us uniquely qualified to pursue acquisitions.

Past performance of Cantor (and its affiliates) and our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. Because Cantor generally integrates acquisitions into its existing businesses as part of the growth strategy for its lines of business, Cantor does not generally seek to sell individual businesses as a private equity firm would and therefore does not measure returns to investors from its acquisition activity. You should not rely on the historical performance record of Cantor (and its affiliates) or our management team as indicative of our future performance. Our officers and directors have not had experience managing blank check companies or special purpose acquisition companies in the past.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build a company in an industry that complements the experience and expertise of our management team. Our acquisition selection process leverages the network of contacts developed by our officers and directors and those of ours affiliates, including relationships in the financial services industry, comprising management teams of public and private companies, investment bankers, private equity sponsors, venture capital investors, advisers, attorneys and accountants that we believe should provide us with a number of business combination opportunities. Our management team communicates with their contacts, including employees of our affiliates, to set forth the type of company that we would like to target so that we can begin the process of locating, identifying, pursuing and reviewing potential target companies.

We expect that we would enter into an administrative services agreement with any target business with Cantor or one of its affiliates for Cantor and its affiliates to provide, or procure the provision of, various administrative (both middle office and back office) services to us. Such agreement would be entered into at the closing of our initial business combination pursuant to negotiations with the target business. Cantor and its affiliates have entered into administrative services agreements with many of its affiliates, including public companies BGC Partners and Newmark. Because of the global nature of Cantor’s businesses, we believe that the provision of these services from Cantor and its affiliates would be advantageous to a target business and allow a target business to leverage the resources of Cantor and its affiliates. We would expect that the administrative services would be provided at a cost equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree.

Investment Criteria

We seek to acquire one or more businesses with an aggregate enterprise value of approximately $750 million to $2 billion. In general, we seek to acquire a readily understood business with sustainable competitive advantages, predictable cash flows and a solid management team at an attractive valuation.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focused on industries that complement our management team’s background, and to capitalize on the ability of our officers and directors to identify and acquire a business or businesses consistent with the experience of our management team and affiliates of our sponsor. We therefore are focused on potential target companies in the financial services or real estate services industries. Our universe of potential acquisition targets in these industries includes, but is not limited to:

●	Asset management firms;

●	Financial brokerage firms;

●	Financial information and technology companies and other vendors to the financial industry;

●	Insurers and insurance brokers;

●	Investment consultants;
●	Residential and commercial mortgage banking and servicing firms; and

●	Specialty finance and leasing companies.

Within the universe of potential targets set forth above, an important focus for us will be the following:

●	Insurance and other brokerage – We believe that Cantor’s model of compensating brokers partly in equity is conducive to brokerage businesses, including insurance brokerage, and is a model we could use to successfully acquire and build an insurance brokerage business. Cantor uses a unique compensation structure in compensating its brokers and other revenue-generating employees in its various businesses, which Cantor believes provides it with numerous competitive advantages. Unlike many of its competitors, virtually all of Cantor’s key executives and revenue-generating employees have equity stakes in its businesses. Cantor believes this aligns its employees and management with its equity holders (including the shareholders of its public companies, BGC Partners and Newmark), and encourages a collaborative culture that drives cross-selling and improves revenue growth. Additionally, Cantor’s compensation structure reduces recruitment costs by encouraging retention, as equity stakes are subject to redemption or forfeiture in the event that employees leave the firm to compete with it. Cantor’s compensation structure is also tax efficient for employees and for its equity holders (including the shareholders of its public companies, BGC Partners and Newmark). We believe that this structure, which we may use if we acquire a brokerage business, promotes an entrepreneurial culture that will enable us to further build such business by attracting key producers in key markets and services.

●	FinTech – Our officers have experience developing and growing technology businesses. Mr. Lutnick oversaw the launch and growth of eSpeed, a fully electronic treasuries trading platform, which was sold by BGC Partners to Nasdaq, Inc. in June 2013. Cantor’s BGC Partners business continues to operate and grow market leading electronic trading businesses, including through its FENICS brand which had fully electronic net revenues during the year ended December 31, 2018 significantly in excess of the annualized revenues of eSpeed from prior to its sale. We believe that brokerage businesses are continuing to become more automated and thus profitable, and Cantor, through the leadership of Messrs. Lutnick and Jain, is a leader in this trend. We believe that we can leverage the success and history of our officers to successfully acquire and grow a FinTech business.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

Initial Business Combination

So long as we obtain and maintain a listing for our securities on Nasdaq, we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.

We may, at our option, pursue a business combination opportunity jointly with Cantor or one or more entities affiliated with Cantor and/or one or more investors in funds or separate accounts managed or advised by Cantor, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Cantor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination.

An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Report. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the forward purchase contract. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our initial public offering (not including the shares of Class A common stock underlying the private placement units) plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B common stock at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock. The issuance of the forward purchase securities will not result in such an adjustment to the conversion ratio of our Class B common stock.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we will conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also utilize our expertise and Cantor’s expertise analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with Cantor (or its affiliates), investment funds or separate accounts advised by Cantor (or its affiliates) or our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with Cantor (or its affiliates), investment funds or separate accounts advised by Cantor (or its affiliates) or our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of our initial business combination, 3,000,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 750,000 shares of Class A common stock. The funds from the sale of units will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

Cantor indirectly owns founder shares and private placement units. Cantor also indirectly made the sponsor loan to us simultaneously with the closing of our initial public offering. One of our independent directors also owns founder shares.

Because of the above ownership and interests, Cantor and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

All four of our officers are employed by or provide services to Cantor (or its affiliates). Cantor is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination; we have not, however, selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. We may, at our option, pursue a business combination opportunity jointly with Cantor or one or more entities affiliated with Cantor and/or one or more investors in funds or separate accounts managed or advised by Cantor. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the forward purchase contract. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers have agreed not to participate (other than the participation of CF&Co as underwriter) in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 17, 2020.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote, and intend to continue to devote, as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 17, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available in the trust account (as of December 31, 2018) for an initial business combination in the amount of $277,942,551 (including proceeds of the sponsor loan), after payment of a marketing fee of $9,890,445 (the “Marketing Fee”), before fees and expenses associated with our initial business combination, plus the proceeds from the $30,000,000 forward purchase contract to purchase 3,000,000 units by our sponsor, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units and from the $30,000,000 forward purchase contract to purchase 3,000,000 units by our sponsor, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to the forward purchase contract and any backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account, as well as the $30,000,000 private placement described elsewhere in this Report, for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

In addition to the $30,000,000 private placement described elsewhere in this Report, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering, the sale of the private placement units, as well as the $30,000,000 private placement to be made by our sponsor pursuant to the forward purchase contract, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage professional firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) other than as described herein. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with Cantor (or its affiliates) or an entity to which Cantor (or its affiliates) or an officer or director has a fiduciary or contractual obligation, but such parties would co-invest only if permitted by applicable regulatory and other legal limitations and to the extent considered appropriate. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the forward purchase contract.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we will closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

So long as we obtain and maintain a listing for our securities on Nasdaq, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2018 was approximately $10.10 per public share. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we are required to comply with such rules.

        If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased (including in open market and privately negotiated transactions) in favor of our initial business combination. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 20% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 20% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

        There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until June 17, 2020.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have until June 17, 2020 to complete our initial business combination. If we are unable to complete our initial business combination by June 17, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by June 17, 2020.

        Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by June 17, 2020. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by such date.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $560,000 of proceeds held outside the trust account (as of December 31, 2018), together with the $750,000 loan committed by our sponsor for working capital, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.10 as of December 31, 2018. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.10. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and CF&Co, the underwriters of the offering, did not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable from interest, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $560,000 from the proceeds held outside the trust account (as of December 31, 2018), plus $750,000 in loans committed by our sponsor for working capital, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

        Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 17, 2020 may be considered a liquidating distribution under Delaware law. Delaware law provides that if a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 17, 2020, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by June 17, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible by June 17, 2020 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by June 17, 2020, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

 Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote, and will continue to devote, as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 17, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.	Risk Factors

You should carefully consider all of the following risk factors and all information contained in this Report including the financial statements. If any of the following risks occur, our business, financial condition and/or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and private placement shares, as well as any public shares purchased (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need only 10,296,906, or 36.4%, of the 28,258,413 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing approximately 23.3% of our outstanding shares of common stock (including the shares of Class A common stock underlying the private placement units). Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. While we will have access to the proceeds from the $30,000,000 private placement from our sponsor, if too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by June 17, 2020. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial business combination by June 17, 2020. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.10 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock or warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by June 17, 2020, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

 Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that had not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rule. Among other things, this means our securities currently trade. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 20% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 20% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation.

If the net proceeds of our initial public offering, the sale of the private placement units not being held in the trust account, and the loan committed by our sponsor for working capital are insufficient to allow us to operate until June 17, 2020, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.10 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account, together with the loan committed by our sponsor for working capital, may not be sufficient to allow us to operate until June 17, 2020, assuming that our initial business combination is not completed during that time. We believe that, the funds available to us outside of the trust account as of December 31, 2018 and the sponsor loan will be sufficient to allow us to operate until June 17, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share upon our liquidation.

If the net proceeds of our initial public offering, the sale of the private placement units not being held in the trust account and the loan committed by our sponsor for working capital are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on additional loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement units, only approximately $560,000 (as of December 31, 2018) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. In order to finance transaction costs in connection with an intended initial business combination, our sponsor has committed $750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after our initial public offering and prior to our initial business combination. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance additional funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.10 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of the offering, did not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.10 per share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.10 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.10 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.10 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

 If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by June 17, 2020, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 17, 2020 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible after June 17, 2020 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 17, 2020 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We have not registered the shares of Class A common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private placement warrants may be able to exercise such private placement warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrantholders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if our Class A common stock is at any time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our commercially reasonable best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” is the average volume weighted average last reported sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration rights agreement, our initial stockholders and their permitted transferees can demand that we register the private placement units, the sponsor loan units, the private placement shares, the sponsor loan shares, the private placement warrants, the sponsor loan warrants, the shares of Class A common stock issuable upon exercise of the founder shares, the private placement warrants and the sponsor loan warrants and the securities issuable pursuant to the forward purchase contract held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We seek to complete an initial business combination with companies in the financial services or real estate industries but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. There is currently no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Past performance by Cantor (and its affiliates), including our management team, may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, Cantor and its affiliates is presented for informational purposes only. Past performance by Cantor (and its affiliates), including our management team, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Cantor’s (and its affiliates’) or our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Our officers and directors have not had experience managing blank check companies or special purpose acquisition companies in the past.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we are focused on identifying companies in the financial services or real estate industries, we will consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any securityholders who choose to remain securityholders following our initial business combination could suffer a reduction in the value of their securities. Such securityholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 110,000,000 shares of common stock, including 100,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 49,497,777 and 2,935,397 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. There are currently no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time. These amounts exclude the issuance of 3,000,000 units issuable pursuant to our sponsor’s forward purchase contract, the sponsor loan units issuable pursuant to the sponsor loan and an additional 750,000 shares of Class A common stock issuable to our sponsor at the time of the initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our initial public offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.10 per share on the redemption of their shares.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any securityholders who choose to remain securityholders following the initial business combination could suffer a reduction in the value of their securities. Such securities are unlikely to have a remedy for such reduction in value.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and our non-independent directors are employed by or provide services to Cantor and/or certain of its affiliates, which is a diversified company specializing in financial services and real estate services and finance for institutional customers operating in the global financial and commercial real estate markets. Our directors and certain of our officers also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although our officers may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 17, 2020.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Cantor. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Cantor and its affiliates also are focused on investments in the financial services or real estate industries. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. In order to satisfy applicable regulatory or other legal requirements applicable to an Affiliated Joint Acquisition, our initial business combination may be effected on less favorable terms than otherwise would apply if the initial business combination were not an Affiliated Joint Acquisition.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Cantor. This may result in conflicts of interest as well as dilutive issuances of our securities.

We may, at our option, pursue a business combination opportunity jointly with Cantor or one or more entities affiliated with Cantor and/or one or more investors in funds or separate accounts managed or advised by Cantor, which we refer to as an “Affiliated Joint Acquisition.” Any such parties would co-invest only if (i) permitted by applicable regulatory and other legal limitations; (ii) we and Cantor considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors, the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the forward purchase contract.

In addition, any specified future issuance in connection with Affiliated Joint Acquisition would trigger the anti-dilution provisions of our Class B common stock, which, unless waived, would result in an adjustment to the conversion ratio of our Class B common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock currently outstanding (not including the shares of Class A common stock underlying the private placement units) plus all shares issued in the specified future issuance. If such adjustment is not waived as described elsewhere in this Report, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. The issuance of the forward purchase securities will not result in such an adjustment to the conversion ratio of our Class B common stock.

We may compete with other affiliates of Cantor for acquisition opportunities for our company, which could negatively impact our ability to locate a suitable business combination.

Our business strategy may overlap with some of the strategies of Cantor and certain of its other affiliates. Cantor and its affiliates specialize in financial services and real estate services and finance for institutional customers operating in the global financial and commercial real estate markets. Since our focus is on an acquisition in the financial services or real estate services space, acquisition opportunities that may be of interest to us may come to those other affiliates instead of us or may be pursued by those affiliates. Our affiliates are not restricted from competing with our business and none of our affiliates are required to refer any such opportunities to us. Our sponsor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could find less suitable acquisition opportunities which could limit our ability to find a business combination that we find attractive.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In July 2014, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $383. In June 2015, our sponsor contributed an additional $50,000 to our paid-in capital for no additional shares. On January 17, 2018, we effectuated a recapitalization of the company (intended to qualify as a “reorganization” under Section 368(a)(1)(E) of the Internal Revenue Code of 1986, as amended), which included a 2.5-for-1 stock split. In November 2018, our sponsor transferred 10,000 founder shares to Mr. Worth, our independent director. In January 2019, our sponsor forfeited 122,897 founder shares because the underwriters’ over-allotment option in connection with our initial public offering was not exercised in full, resulting in 7,064,603 founder shares outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering (not including the shares of Class A common stock underlying the private placement units). The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 600,000 private placement units, for a purchase price of $6,000,000, or $10.00 per unit, that will also be worthless if we do not complete an initial business combination. In addition, the sponsor loan will not be repaid if we do not complete an initial business combination. Holders of founder shares and private placement shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares or private placement shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, the sponsor loan will not be repaid if our business combination is not consummated. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses, and our sponsor will not be eligible to be repaid for loans our sponsor has provided to us, if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Reimbursement for such expenses will be paid by us out of loans by our sponsor and interest earned on the trust account. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. In addition, at the closing of our initial business combination, our sponsor will be repaid an aggregate of up to $750,000 in loans, which our sponsor has committed to cover working capital costs and to finance transaction costs in connection with an intended initial business combination following our initial public offering, in addition to any additional loans our sponsor chooses to make. Furthermore, the sponsor loan shall be repaid or converted into sponsor loan units at a conversion price of $10.00 per unit, at the sponsor’s discretion, upon consummation of our business combination. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report (other than up to $750,000 in loans which our sponsor has committed to cover working capital costs and to finance transaction costs in connection with an intended initial business combination following our initial public offering) to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, the sale of the private placement units and the $30,000,000 forward purchase contract, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement units, as of December 31, 2018, $277,942,551 is available to complete our initial business combination and pay related fees and expenses (including $2,750,000 of the sponsor loan being held in the trust account). In addition, our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of our initial business combination, 3,000,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 750,000 shares of Class A common stock.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation will not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote with common stockholders on matters related to our pre-initial business combination activity, on any amendment to certain provisions of our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who collectively beneficially own approximately 23.3% of our common stock (including the shares of Class A common stock underlying the private placement units), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses larger than we could acquire with the net proceeds of our initial public offering, the sale of the private placement units as well as the $30,000,000 private placement to be made by our sponsor pursuant to the forward purchase contract. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing outside of the forward purchase contract could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.10 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

In evaluating a prospective target business for our initial business combination, our management will rely on the availability of all of the funds from the sale of the forward purchase securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of some or all of the forward purchase securities fails to close, we may lack sufficient funds to consummate our initial business combination.

Our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of our initial business combination, 3,000,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 750,000 shares of Class A common stock. The funds from the sale of the forward purchase securities are expected to be used as part of the consideration to the sellers in our initial business combination, and may be used to pay expenses in connection with our initial business combination or for working capital in the post-transaction company. The obligations under the forward purchase contract do not depend on whether any public stockholders elect to redeem their shares in connection with our initial business combination and provide us with a minimum funding level for the initial business combination. However, if the sale of the forward purchase securities does not close by reason of the failure of our sponsor to abide by its contractual obligation to fund the purchase price for the forward purchase securities, either because our sponsor lacks sufficient funds or because our sponsor determines that it is not in the best interest of our sponsor or its members to fund the purchase price for the forward purchase securities, we may lack sufficient funds to consummate our initial business combination, or we may need to seek alternative financing. In the event of any such failure to fund by our sponsor, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall may also reduce the amount of funds that we have available for working capital of the post-business combination company. We have not obligated our sponsor to reserve funds to satisfy its obligations under the forward purchase contract.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own shares representing approximately 23.3% of our issued and outstanding shares of common stock (including the shares of Class A common stock underlying the private placement units). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the initial business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a portion of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

 We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our commercially reasonable best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants or sponsor loan warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 21,193,809 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued, in a private placement, units, which consist of (i) an aggregate of 600,000 private placement shares and (ii) private placement warrants to purchase an aggregate of 450,000 shares of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 7,064,603 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. Furthermore, our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of our initial business combination, 3,000,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 750,000 shares of Class A common stock. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Furthermore, we may issue sponsor loan warrants underlying sponsor loan units upon conversion of the sponsor loan. The sponsor loan units would be identical to the units sold in our initial public offering except that the sponsor loan warrants will be identical to the private placement warrants.

To the extent we issue shares of Class A common stock to effectuate an initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the initial business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants, sponsor loan warrants and warrants underlying the units issuable pursuant to the forward purchase contract are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by our sponsor, will not be exercisable more than five years from the effective date of the registration statement of which this Report forms a part in accordance with FINRA Rule 5110(f)(2)(G)(i).

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Business combinations with financial services, commercial real estate services or financial technology businesses may involve special considerations and risks.

Business combinations with financial services, commercial real estate services or financial technology businesses entail special considerations and risks. If we are successful in completing a business combination with such a target business, we will be subject to, and possibly adversely affected by, the following risks:

●	businesses that we target in the financial services and real estate sectors, including their financial condition, cash flows, results of operations and prospects, may be affected, both positively and negatively, by conditions in the global economy and financial and commercial real estate markets generally;

●	we could face strong competition from brokerage and financial services firms, as well as commercial real estate brokerage firms, many of which have greater market presence, marketing capabilities and technological, personnel and financial resources than we have, which could lead to pricing pressures that could adversely impact the revenues of any potential business we acquire, make it more difficult to find a target business and could materially adversely affect any business we acquire, including its cash flows, financial condition, results of operation and prospects;

●	many aspects of businesses in the financial services sector are subject to extensive government regulation; if we acquire a business in this sector and fail to comply with these regulations, we may be subject to disciplinary or other action by regulatory organizations, and any business we acquire may be harmed;

●	any business that we acquire, including its financial condition, cash flows, results of operations and prospects, could be materially adversely affected by new laws, rules or regulations or by changes in existing laws, rules or regulations or the application thereof;

●	extensive regulation of financial services businesses restricts and limits operations and activities of such businesses and results in ongoing exposure to potential significant costs and penalties, including fines, sanctions, enhanced oversight, increased financial and capital requirements, and additional restrictions or limitations on the ability to conduct or grow such businesses;

●	procedures and requirements of anti-money laundering laws including the USA PATRIOT Act may expose financial services firms to significant costs or penalties;

●	if a commercial real estate firm fails to comply with laws, rules and regulations applicable to their commercial real estate activities, then such businesses may incur significant financial penalties;

●	negative general economic conditions and commercial real estate market conditions could have a material adverse effect on the business of a firm we seek to acquire, including its financial condition, cash flows, results of operations and prospects;

●	the financial services and commercial real estate services markets are generally affected by seasonality, which could have a material adverse effect on the results of operations of a business we acquire in a given period;

●	actions taken by central banks in major global economies may have a material negative impact on financial services businesses;

●	because competition for the services of brokers is intense, it could affect the ability of any business we acquire to attract and retain a sufficient number of highly skilled brokers or other professional services personnel, in turn adversely impacting the revenues of such business, resulting in a material adverse effect on such business, including its financial condition, results of operations and prospects;

●	we may be adversely affected by the impact of recent income tax regulations;

●	we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;

●	if we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;

●	our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;

●	difficulties with any products or services we provide could damage our reputation and business; and

●	a failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at 110 East 59th Street, New York, New York 10022. Our executive offices are provided to us by Cantor at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “CFFAU,” “CFFA” and “CFFAW,” respectively. Our units commenced public trading on December 13, 2018, and our Class A common stock and warrants commenced separate public trading on January 31, 2019.

(b) Holders

As of March 14, 2019, there were two holders of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants.

(c) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(d) Recent Sales of Unregistered Securities

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 600,000 private placement units at a purchase price of $10.00 per unit, generating gross proceeds of $6,000,000. The private placement units are identical to the units sold in our initial public offering, except that our sponsor has agreed not to transfer, assign or sell any such units (except to certain permitted transferees) until 30 days after the completion of our initial business combination. The warrants underlying the private placement units are also not redeemable by us so long as they are held by our sponsor or its permitted transferees. In addition, for as long as the private placement warrants are held by our sponsor, such warrants may not be exercised after five years from the effective date of the Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2018 and 2017. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

Statement of Operations Data:

	December 31,
	2018		2017

Total interest income		$223,009	$—
Total expenses		(25,762)	988
Net income (loss)		$197,247	$(988)

Weighted average shares outstanding of Class A public shares		25,166,667	—
Basic and diluted net income (loss) per share, Class A public shares		$0.01	$—
Weighted average shares outstanding of Class A private placement		600,000	—
Basic and diluted net income (loss) per share, Class A private placement	$	(—)	$—
Weighted average shares outstanding of Class B common stock		7,187,500	6,250,000
Basic and diluted net income (loss) per share, Class B common stock	$	(—)	$—

Balance Sheet Data:

	December 31,
	2018	2017
Cash	$560,027	$45,890
Cash and investments held in Trust Account	$277,973,009	$—
Total assets	$278,533,036	$117,390
Total liabilities	$2,878,169	$73,907
Common stock subject to possible redemption	$270,654,861	$—
Total stockholders’ equity	$5,000,006	$43,483

Cash Flow Data:

Net cash provided in operating activities	$138,360	$—
Net cash used in investing activities	$(277,750,000)	$—
Net cash provided by financing activities	$278,125,777	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated on July 9, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering on December 17, 2018 (the “Public Offering”) and the sale of units in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Units”), the proceeds of the sale of our securities in connection with our business combination (pursuant to the forward purchase contract and any backstop agreements we may enter into following the consummation of this offering or otherwise), our capital stock, debt or a combination of cash, stock and debt. On December 31, 2018, the underwriter partially exercised 2,500,000 Units of the over-allotment option and on January 29, 2019, the underwriter partially exercised the over-allotment option and purchased an additional 758,413 Units. Since the over-allotment was not exercised in full, simultaneously with the exercise of the second partial exercise of the over-allotment option, our sponsor forfeited 122,897 shares of our Class B common stock. Our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of our Business Combination, 3,000,000 of our Units on substantially the same terms as the sale of Units in our public offering at $10.00 per Unit, and 750,000 shares of Class A common stock.

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of our stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	a possible decrease in prevailing market prices for our Class A common stock and/or warrants;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at December 31, 2018, we had approximately $560,000 outside the trust account in cash. We expect to incur significant costs in the pursuit of our Business Combination plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Results of Operations

For the period from July 9, 2014 (inception) through December 31, 2018, our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, and efforts directed towards locating a suitable target and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with expenses related to being a public company (for legal, IR, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

Liquidity and Capital Resources

In order to finance transaction costs in connection with an intended Business Combination, our sponsor has committed $750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements. In addition, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the warrants included in the Private Placement Units, including as to exercise price, exercisability and exercise period. The terms of such additional loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, or our directors or officers, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On December 17, 2018, we closed the Public Offering for the sale of 25,000,000 Units at a price of $10.00 per Unit, yielding gross proceeds of $250,000,000. Simultaneous with the closing of the Public Offering on December 17, 2018, we consummated the sale of 600,000 Private Placement Units at a price of $10.00 per Unit ($6,000,000 in the aggregate) in the Private Placement. On December 31, 2018, the underwriter partially exercised 2,500,000 Units of the over-allotment option. Upon the December 17, 2018 and December 31, 2018 closings of the Public Offering, the sponsor funded loans in the amount of $2,500,000 and $250,000, respectively, pursuant to a promissory note issued by the Company. The promissory note is interest free. The proceeds of the sponsor loans were deposited into the trust account and will be used to fund the redemption of the public shares (the “Public Shares”) (subject to the requirements of applicable law). Upon the closing of the Public Offering and the sale of the Private Placement Units, in December 2018, an aggregate of approximately $278,000,000 was deposited in the trust account. On January 29, 2019, the underwriter partially exercised the over-allotment option and purchased an additional 758,413 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $7,584,130 and the Company borrowed an additional $75,841 under the promissory note with the Company’s sponsor, which was deposited into the trust account. Since the over-allotment option was not exercised in full, simultaneously with the exercise of the second partial exercise of the over-allotment option, our sponsor forfeited 122,897 shares of our Class B common stock.

The net proceeds from the Public Offering, the first exercise of the over-allotment, and Private Placement was approximately $278,014,100, net of the underwriting commissions of $5,100,000 and offering costs and other expenses of approximately $385,800. The proceeds of $278,000,000 from the Public Offering, the first exercise of the over-allotment, and the Private Placement have been deposited in the trust account and are not available to us for operations (except amounts to pay taxes). At December 31, 2018, we had approximately $560,000 of cash available outside of the trust account to fund our activities until we consummate an Business Combination. The proceeds of $7,584,130 from the second partial exercise of the over-allotment have been deposited in the trust account on January 29, 2019, and are not available to us for operations (except amounts to pay taxes).

Until the consummation of the Public Offering, the Company’s only sources of liquidity were a capital contribution from our sponsor of $50,383 for the founder shares (Class B common stock) and up to $300,000 in loans made available from the sponsor under an unsecured promissory note.

The Company believes that it has sufficient working capital at December 31, 2018 to fund its operations through at least December 2019.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

At December 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting polices:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that are subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption at December 31, 2018 have been excluded from the calculation of basic income (loss) per share for the period from July 9, 2014 (date of inception) to December 31, 2018 since such shares, if redeemed, only participate in their pro rata share of the trust account. For the period from July 9, 2014 (date of inception) to December 31, 2018, the fully diluted calculation adds back the shares subject to redemption.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expenses of Offering”. Public Offering costs of approximately $5,585,800 consist of underwriter’s discounts of approximately $5,100,000 and approximately $385,800 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2018 and 2017, the Company had no material deferred tax assets.

Redeemable common stock

All of the 27,500,000 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

At December 31, 2018, 26,797,511 of the 27,500,000 Public Shares were classified outside of permanent equity at redemption value of $10.00 per share.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private units held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-23 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2018, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Howard W. Lutnick	57	Chairman and Chief Executive Officer
Anshu Jain	55	President and Director
Steven Bisgay	52	Chief Financial Officer and Director
Stephen M. Merkel	60	Executive Vice President, General Counsel and Secretary
Peter J. Worth	79	Director
Robert G. Sharp	53	Director

Howard W. Lutnick has been our Chairman and Chief Executive Officer since October 2015. Mr. Lutnick is also the Chairman, President and Chief Executive Officer of Cantor. Mr. Lutnick joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is also the Chairman of the Board of Directors of BGC Partners, Inc. and its Chief Executive Officer, positions in which he has served from June 1999 to the present. In addition, Mr. Lutnick has served as Chairman of Newmark Group, Inc. since 2016. Mr. Lutnick is Chairman of the Board of Managers of Haverford College, a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Executive Committee of the USS Intrepid Museum Foundation’s Board of Trustees, the Board of Directors of the Solomon Guggenheim Museum Foundation, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11th Memorial & Museum, and the Board of Directors of the Partnership for New York City. In addition, Mr. Lutnick is Chairman of the supervisory board of the Electronic Liquidity Exchange, a fully electronic futures exchange. In addition, Mr. Lutnick serves as a director of each of Rodin Global Property Trust, Inc. and Rodin Income Trust, Inc. We believe that Mr. Lutnick is qualified to serve as a member of our board of directors due to his extensive investment, management and public company experience.

Anshu Jain has been our President since January 2018. Mr. Jain is a member of our board of directors as of the date hereof. Mr. Jain is also the President of Cantor, a position he has held since January 2017. Mr. Jain directs strategy, vision and operational foundation across Cantor’s businesses. Mr. Jain was Co-CEO of Deutsche Bank from June 2012 to June 2015. Between February 2016 and March 2017, Mr. Jain was an advisor to Social Finance Inc. and consultant to Deutsche Bank from July 2015 to January 2016. He was also a member of Deutsche Bank’s Management Board from 2009 to 2015 and Deutsche Bank’s Group Executive Committee from 2002 to 2015 and previously led Deutsche Bank’s team advising the UK Treasury on financial stability. Mr. Jain joined Deutsche Bank from Merrill Lynch in 1995. Mr. Jain sat on the Board of Directors of the Institute of International Finance from 2012 to 2015 and previously was a member of the Financial Services Forum and served on the International Advisory Panel of the Monetary Authority of Singapore. Mr. Jain received his Bachelor’s degree in Economics, with honors, from the University of Delhi and his MBA in Finance, Beta Gamma Sigma, from the University of Massachusetts Amherst. We believe that Mr. Jain is qualified to serve as a member of our board of directors due to his extensive investment and management experience.

Steven Bisgay has been our Chief Financial Officer since October 2015 and a member of our board of directors since March 2019. Mr. Bisgay has served as Cantor’s Executive Managing Director and Chief Financial Officer since February 2015. Mr. Bisgay was the Chief Financial Officer of KCG Holdings, Inc., a market making firm focused on client trading solutions, liquidity services and market making technologies, from July 2013 to September 2014. Mr. Bisgay served as Chief Financial Officer of Knight Capital Group, Inc., or Knight, beginning in August 2007, was named Executive Vice President in May 2012 and became Chief Operating Officer in September 2012, until July 2013. Mr. Bisgay was the Managing Director of Business Development for Knight beginning in November 2005. Mr. Bisgay was the Group Controller for Knight beginning in June 2003 and the Director of Internal Audit for Knight beginning in June 2001. Mr. Bisgay is a certified public accountant and was employed in the financial services industry practice at the accounting firm of PricewaterhouseCoopers LLP from 1989 to 2001, most recently as a Senior Manager. Mr. Bisgay serves as a director of each of Rodin Global Property Trust, Inc. and Rodin Income Trust, Inc. Mr. Bisgay served on the Board of Managers of Direct Edge Holdings LLC from July 2007 to December 2008, and from January 2013 until its merger with BATS Global Markets, Inc. in January 2014. Mr. Bisgay received a B.S. in Accounting from Binghamton University in 1989 and an M.B.A. from Columbia University in 2000. We believe that Mr. Bisgay is qualified to serve as a member of our board of directors due to his extensive management and accounting experience.

Stephen M. Merkel has been our Executive Vice President since September 2018 and our General Counsel and Secretary since October 2015. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Mr. Merkel has also been Executive Vice President, General Counsel and Secretary of BGC Partners, Inc. since 2001 and was Senior Vice President, General Counsel and Secretary of BGC Partners, Inc. from June 1999 to September 2001. Mr. Merkel served as a director of BGC Partners, Inc. from September 2001 until October 2004. Mr. Merkel also holds offices at, and provides services to, various other affiliates of Cantor and BGC Partners, Inc. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding board member of the Wholesale Markets Brokers’ Association, Americas. Mr. Merkel served as a member of the Board of Directors of GFI Group, Inc. from February 26, 2015 through the closing of the back-end merger between BGC Partners, Inc. and GFI Group, Inc. in January 2016.

Peter J. Worth has been a member of our board of directors since December 2018. Mr. Worth served as Vice Chairman, Employee Benefits of Alliant Insurance Services from January 2015 to October 2017; and Vice Chairman Americas of Alliant Insurance Services from November 2017 to present. Mr. Worth was the founder of American Benefits Consulting (ABC) and had been its Chairman and Chief Executive Officer from inception in 1979 until the sale of ABC to Alliant Insurance Services in December 2014. With over 40 years of experience in the insurance and benefits business, Mr Worth has helped some of the largest companies in the world providing cost effective, industry leading benefit programs to the executive group and total employee population. Prior to founding American Benefits Consulting, Mr. Worth was a successful General Agent and subsequently led several of the largest life insurance companies in sales. Mr. Worth serves on the Board of Trustees of Northwell Health and is a Committee Member for the Eastern Regional Executive Council for Lenox Hill Hospital since November 2017; and has served on the Board of Trustees for the Silver Shield Foundation since September 2014.We believe that Mr. Worth is qualified to serve as a member of our board of directors due to his extensive management experience.

Robert G. Sharp has been a member of our board of directors since March 2019. Mr. Sharp has over 25 years of experience in corporate acquisitions and strategically building equity value, combining financial and operational expertise. Since January 2014, Mr. Sharp has been Co-CEO of Ramy Brook, a contemporary fashion brand. Mr. Sharp was a founding partner and member of the Executive Committee of MidOcean Partners, a leading private equity firm, from February 2003 to December 2013. From September 1999 to February 2003, Mr. Sharp was a Managing Director at DB Capital Partners, the private equity division of Deutsche Bank, which was acquired out of Deutsche Bank to form MidOcean Partners. Mr. Sharp joined DB Capital Partners from Investcorp International, a global private equity firm. Mr. Sharp has served on numerous corporate boards throughout his career, and is currently Chairman of Thomas Scientific, a supplier of laboratory products and services. Mr. Sharp is a member of the Advisory Board of Mount Sinai Hospital, and a member of the Steering Committee of Duke University’s Financial Economics Center. Mr. Sharp received his B.A. in Economics, Phi Beta Kappa, Summa Cum Laude, from Union College, and his M.B.A in Finance from Columbia University, where he was a Samuel Bronfman Fellow. We believe that Mr. Sharp is qualified to serve as a member of our board of directors due to his extensive investment and management experience.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Bisgay, Jain and Sharp, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Lutnick and Worth, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Worth, Sharp and Jain serve as members of our audit committee, and Mr. Worth chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each of Messrs. Worth and Sharp meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act but Mr. Jain does not meet such standards. We intend to appoint one additional independent director to our audit committee to replace Mr. Jain within one year following our initial public offering pursuant to the Nasdaq phase-in provisions for initial public offerings.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Worth qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Worth and Sharp serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each of Messrs. Worth and Sharp is independent and Mr. Worth chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment of $25,000 quarterly to each of our independent directors (including directors to be appointed following the consummation of our initial public offering) for services rendered as board members, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers or directors, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are initially Messrs. Worth and Sharp, and upon selection of additional independent directors will include such additional directors. In accordance with Rule 5605 of the Nasdaq rules, each of Messrs. Worth and Sharp is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, our nominating committee charter and compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. We will pay $25,000 quarterly to each of our independent directors (including directors to be appointed following the consummation of our initial public offering) for services rendered as board members. Other than such director fees, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors, or, other than as described herein, to our sponsor or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2019 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
CF Finance Holdings LLC (2)	600,000	2.3%	7,054,603	99.9%
Howard W. Lutnick (2)	600,000	2.3%	7,054,603	99.9%
Anshu Jain	—	—	—	—
Steven Bisgay	—	—	—	—
Stephen M. Merkel	—	—	—	—
Peter J. Worth	—	—	10,000	*
Robert G. Sharp	—	—	—	—
HGC Investment Management Inc. (3)	1,754,000	6.85%	—	—
Hudson Bay Capital Management LP (4)	2,500,000	8.9%	—	—
AQR Capital Management, LLC (5)	2,000,000	7.9%
All directors and executive officers as a group (6 individuals)	—	—	7,064,603	100%

* Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 110 East 59th Street, New York, New York 10022.

(2)	Interests shown consist of founder shares, classified as shares of Class B common stock and shares of Class A common stock underlying units issued pursuant to a private placement. Such shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Our sponsor is the record holder of such shares. Cantor is the sole member of our sponsor. CF Group Management, Inc. is the managing general partner of Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the President of CF Group Management, Inc. (“CFGM”) and trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes shares underlying the forward purchase contract and the private placement warrants, as such shares may not be voted or disposed of by our sponsor within 60 days of the date hereof.

(3)	Based on a Schedule 13G filed with the SEC on February 13, 2019, on behalf of HGC Investment Management Inc. a company incorporated under the laws of Canada. The principal office of the stockholder is 366 Adelaide, Suite 601, and Toronto, Ontario M5V 1R9, Canada.

(4)	Based on a Schedule 13G filed with the SEC on February 1, 2019, Hudson Bay Capital Management LP, a Delaware limited partnership (“Hudson Bay”), serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the shares of Class A common stock reported therein are held. As such, Hudson Bay may be deemed to be the beneficial owner of all shares of Class A common stock held by Hudson Bay Master Fund Ltd. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay. Mr. Gerber disclaims beneficial ownership of these securities. The address of the principal business office of each of the reporting persons is 777 Third Avenue, 30th Floor, New York, NY 10017.

(5)	Based on a Schedule 13G filed with the SEC on December 12, 2018, AQR Capital Management, LLC, a Delaware limited liability company, shares voting and dispositive power with AQR Capital Management Holdings, LLC and CNH Partners, LLC over 2,000,000 shares of Class A common stock of the Company and shares voting and dispositive power with AQR Absolute Return Master Account, L.P. and AQR Principal Global Asset Allocation, LLC over 1,600,000 shares of Class A common stock of the Company. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners, LLC is deemed to be controlled by AQR Capital Management, LLC. Each of AQR Capital Management, LLC and CNH Partners, LLC acts as an investment manager to AQR Absolute Return Master Account, L.P. AQR Principal Global Asset Allocation, LLC is the general partner of AQR Absolute Return Master Account, L.P. AQR Absolute Return Master Account, L.P. is a limited partnership formed under the laws of the Cayman Islands. Each of the other reporting persons is an entity formed under the laws of Delaware. The address of the principal business office of each of the reporting persons is Two Greenwich Plaza, Greenwich, CT 06083.

The table above does not include the shares of common stock underlying the private placement units or its component securities held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

Changes in Control

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In July 2014, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $383. In June 2015, our sponsor contributed an additional $50,000 to our paid-in capital for no additional shares. On January 17, 2018, we effectuated a recapitalization of the company (intended to qualify as a “reorganization” under Section 368(a)(1)(E) of the Internal Revenue Code of 1986, as amended), which included a 2.5-for-1 stock split resulting in an aggregate of 7,187,500 founder shares outstanding and held by our sponsor. In November 2018, our sponsor transferred 10,000 founder shares to Mr. Worth, one of our independent directors. In January 2019, our sponsor forfeited 122,897 founder shares because the underwriters’ over-allotment option in connection with our initial public offering was not exercised in full, resulting in 7,064,603 founder shares outstanding. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering (not including the shares of Class A common stock underlying the private placement units). The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of our initial business combination, 3,000,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 750,000 shares of Class A common stock. The funds from the sale of units will be used as part of the consideration to the sellers in the initial business combination; any excess funds from this private placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their public shares and provides us with a minimum funding level for the initial business combination.

Our sponsor purchased an aggregate of 600,000 private placement units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of our initial public offering.

In addition, as of December 31, 2018, our sponsor has loaned us $2,750,000 without interest. The proceeds of the sponsor loan were deposited into the trust account and will be repaid or converted into sponsor loan units at a conversion price of $10.00 per unit, at the sponsor’s discretion, only upon consummation of our business combination. The sponsor loan was extended in order to ensure that the amount in the trust account is $10.10 per public share. If we do not consummate an initial business combination, we will not repay the sponsor loan and its proceeds will be distributed to our public stockholders. Our sponsor has waived any claims against the trust account in connection with the sponsor loan.

The private placement units, the sponsor loan units and the units issuable pursuant to the forward purchase contract are identical to the units sold in our initial public offering except that the private placement warrants, the sponsor loan warrants and the warrants underlying the units issuable pursuant to the forward purchase contract, so long as they are held by our sponsor or its permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis, (iv) will be entitled to registration rights and (v) for so long as they are held by our sponsor, will not be exercisable more than five years from the effective date of the registration statement relating to our initial public offering in accordance with FINRA Rule 5110(f)(2)(G)(i). The private placement units (including the private placement shares, the private placement warrants and the shares of Class A common stock issuable upon exercise thereof), the sponsor loan units (including the sponsor loan shares, the sponsor loan warrants and the shares of Class A common stock issuable upon exercise thereof) and the units issuable pursuant to the forward purchase contract (including the shares of Class A common stock and the warrants underlying such units, and the shares of Class A common stock issuable upon exercise of such warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with Cantor (or its affiliates) or an entity to which Cantor (or its affiliates) or an officer or director has a fiduciary or contractual obligation, but such parties would co-invest only if permitted by applicable regulatory and other legal limitations and to the extent considered appropriate. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the forward purchase contract.

Other than as described below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We will pay $25,000 quarterly to each of our independent directors (including directors to be appointed following the consummation of our initial public offering) for services rendered as board members. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, Cantor agreed to loan us up to $300,000 to be used for a portion of the expenses of such offering. These loans were non-interest bearing, unsecured and due at the earlier of December 31, 2018 or the closing of such offering. The loan was not repaid in full upon the closing of such offering.

In order to finance transaction costs in connection with an intended initial business combination, our sponsor has committed $750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after our initial public offering and prior to our initial business combination. In addition, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such additional loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration rights agreement with respect to the private placement units, the private placement shares, the private placement warrants, the securities issuable pursuant to the forward purchase contract, the warrants issuable upon conversion of working capital loans (if any), the sponsor loan units, the sponsor loan warrants, and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

We paid underwriting discounts and commissions in the amount of $5,000,000 to CF&Co in connection with our initial public offering.

We have engaged CF&Co as an advisor in connection with our business combination, pursuant to a Business Combination Marketing Agreement. We will pay CF&Co a cash fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of our initial public offering, including any proceeds from the partial exercise of the underwriters’ over-allotment option. As a result, CF&Co will not be entitled to such fee unless we consummate our initial business combination.

Related Party Policy

We adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursement, consulting fee, non-cash payments, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) other than the following payments, none of which will be made from the proceeds held in the trust account prior to the completion of our initial business combination:

●

Payment of $25,000 quarterly to each of our independent directors (including directors to be appointed following the consummation of our initial public offering) for services rendered as board members;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●

Repayment of loans, including the $750,000 loan commitment made by our sponsor for working capital, which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period;

●

Payment to CF&Co of its Marketing Fee, fees for any financial advisory, placement agency or other similar investment banking services CF&Co may provide to our company in the future, and reimbursement of CF&Co for any out-of-pocket expenses incurred by it in connection with the performance of such services; and

●	Repayment of the sponsor loan to the sponsor upon the consummation of the business combination, or the conversion of such loan into sponsor loan units, at the discretion of our sponsor.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

We expect that we would enter into an administrative services agreement with any target business with Cantor or one of its affiliates for Cantor and its affiliates to provide, or procure the provision of, various administrative (both middle office and back office) services to us. Such agreement would be entered into at the closing of our initial business combination pursuant to negotiations with the target business. Cantor and its affiliates have entered into administrative services agreements with many of its affiliates, including public companies BGC Partners and Newmark. Because of the global nature of Cantor’s businesses, we believe that the provision of these services from Cantor and its affiliates would be advantageous to a target business and allow a target business to leverage the resources of Cantor and its affiliates. We would expect that the administrative services would be provided at a cost equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree.

Director Independence

So long as we obtain and maintain a listing for our securities on Nasdaq, a majority of our board of directors must be independent beginning one year following our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Worth and Sharp is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. We intend to appoint one additional independent director within one year following our initial public offering, pursuant to the Nasdaq phase-in provisions for initial public offerings, at which time one of our non-independent board members will resign. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2018 and 2017 totaled $20,000 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We paid Withum $47,000 and $0 for consultations concerning financial accounting and reporting standards during the year ended December 31, 2018 and 2017, respectively.

Tax Fees. We did not pay Withum for tax planning and tax advice for the years ended December 31, 2018 and 2017.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2018 and 2017.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 12, 2018, between the Company and Cantor Fitzgerald & Co. (1)
1.2	Business Combination Marketing Agreement, dated December 12, 2018, between the Company and Cantor Fitzgerald & Co. (1)
3.1	Certificate of Incorporation. (2)
3.2	First Amendment to Certificate of Incorporation. (2)
3.3	Second Amendment to Certificate of Incorporation. (2)
3.4	Third Amendment to Certificate of Incorporation. (2)
3.5	Amended and Restated Certificate of Incorporation. (1)
3.6	Bylaws. (2)
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Investment Management Trust Account Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Registration Rights Agreement, dated December 12, 2018, between the Company and CF Finance Holdings LLC. (1)
10.3	Letter Agreement, dated December 12, 2018, by and between the Company, its officers and directors and CF Finance Holdings LLC. (1)
10.4	Private Placement Units Purchase Agreement, dated December 12, 2018, between the Company and CF Finance Holdings LLC. (1)
10.5	Sponsor Loan Note, dated December 12, 2018, issued to CF Finance Holdings LLC. (1)
10.6	Forward Purchase Contract, dated December 12, 2018, by and between the Company and CF Finance Holdings LLC. (1)
10.7	Expense Reimbursement Agreement, dated December 12, 2018, by and between the Company and CF Finance Holdings LLC. (1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 17, 2018.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 16, 2018.

CF Finance Acquisition Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Finance Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CF Finance Acquisition Corp. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, changes in stockholder’s equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2015.

New York, New York

March 28, 2019

CF Finance Acquisition Corp.

Balance Sheets

	December 31, 2018	December 31, 2017

Assets
Current assets
Cash	$560,027	$45,890
Deferred offering costs	—	71,500
Total current assets	560,027	117,390
Cash and investments held in Trust Account	277,973,009	—
Total assets	$278,533,036	$117,390

Liabilities and Stockholders’ Equity
Sponsor loan – promissory note	$2,750,000	$—
Payables to related party	100,000	38,360
Accrued offering costs	—	34,000
Accrued liabilities	28,169	1,547
Total liabilities	2,878,169	73,907
Common stock subject to possible redemption, 26,797,511 shares, actual and adjusted, at redemption value of $10.10	270,654,861	—
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, Class A $0.0001 par value; 100,000,000 shares authorized, 1,302,489 issued and outstanding (excluding 26,797,511 shares subject to possible redemption)	130	—
Common stock, Class B $0.0001 par value; 10,000,000 shares authorized, 7,187,500 shares issued and outstanding(1)	719	719
Additional paid-in-capital	4,808,810	49,664
Retained earnings (deficit)	190,347	(6,900)
Total stockholders’ equity	5,000,006	43,483

Total liabilities and stockholders’ equity	$278,533,036	$117,390

(1)	Includes an aggregate of 312,500 shares held by the Sponsor that are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full (see Note 7 and 8).

See accompanying notes to financial statements.

CF Finance Acquisition Corp.

Statements of Operations

	Year ended December 31,
	2018		2017

Revenue		$—	$—

Expense
Other expenses		25,762	988
Loss from operations		(25,762)	(988)
Other income – Interest income on Trust Account		223,009	—
Net income (loss) attributable to common stock		$197,247	$(988)

Weighted average number of common stock outstanding (excluding shares subject to possible redemption):
Class A - Public shares		25,166,667	—
Class A - Private placement		600,000	—
Class B common stock		6,251,712 (2)	6,250,000 (1)
Basic and diluted net income (loss) per share (excluding shares subject to possible redemption):
Class A - Public shares		$0.01	$—
Class A - Private placement	$	(—)	$—
Class B common stock	$	(—)	$—

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 7).

(2)	Excludes an aggregate of 312,500 shares held by the Sponsor that are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full (see Note 7 and 8).

See accompanying notes to financial statements.

CF Finance Acquisition Corp.

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2018 and 2017

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, 12/31/2016	—	$—	7,187,500	$719	(1) (2)	$49,664	$(5,912)	$44,471
Net loss	—	—	—	—		—	(988)	(988)
Balances, 12/31/2017	—	$—	7,187,500	$719	(1) (2)	$49,664	$(6,900)	$43,483
Sale of Class A common stock to the public	27,500,000	2,750	—	—		274,997,250	—	275,000,000
Underwriters’ discount and offering expenses	—	—	—	—		(5,585,863)	—	(5,585,863)
Sale of Private Placement Units	600,000	60	—	—		5,999,940	—	6,000,000
Shares subject to possible redemption	(26,797,511)	(2,680)	—	—		(270,652,181)	—	(270,654,861)
Net income	—	—	—	—		—	197,247	197,247
Balances, 12/31/2018	1,302,489	$130	7,187,500	$719	(2)	$4,808,810	$190,347	$5,000,006

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 7).
(2)	Includes an aggregate of 312,500 shares that are subject to forfeiture as the underwriter’s over-allotment option was not exercised in full (see Note 7 and 8).

See accompanying notes to financial statements.

CF Finance Acquisition Corp.

Statements of Cash Flows

	Year ended December 31,
	2018	2017

Cash flows from operating activities
Net income/(loss)	$197,247	$(988)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities
Interest income reinvested in Trust Account	(223,009)	—
(Increase) decrease in operating assets
Deferred offering cost	71,500	—
Increase (decrease) in operating liabilities
Accrued Offering costs	(34,000)	—
Payables to related parties	—	430
Accrued liabilities	26,622	558
Net cash provided by operating activities	38,360	—

Cash flows from investing activities
Proceeds deposited in Trust Account	(277,750,000)	—
Net cash used in investing activities	(277,750,000)	—

Cash flows from financing activities
Proceeds from sale of units in the initial public offering, net of underwriting discount and offering cost paid	269,414,137	—
Proceeds from sale of Private Placement Units	6,000,000	—
Proceeds from related party promissory notes	2,850,000	—
Repayment of sponsor loan	(38,360)	—
Net cash provided by financing activities	278,225,777	—

Net increase in cash	514,137	—
Cash at beginning of year	45,890	45,890
Cash at end of year	$560,027	$45,890

Supplemental disclosure of non-cash financing activities
Deferred offering costs included in Accrued Offering Costs	$—	$19,000
Change in common stock subject to possible redemption	$270,654,861	$—

See accompanying notes to financial statements.

CF Finance Acquisition Corp.

Notes to Financial Statements

1. Description of Business and Operations

Description of Business - CF Finance Acquisition Corp. (the “Company”) was incorporated in Delaware on July 9, 2014. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for the purpose of consummating a Business Combination, the Company intends to focus its search on companies operating in the financial services or real estate industries. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2018, the Company had not yet commenced operations. All activity for the years ending December 31, 2018 and 2017 relates to the Company’s formation and Public Offering described below and, subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The Company’s Sponsor is CF Finance Holdings LLC (the “Sponsor”). The registration statement for the Public Offering (see Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on December 12, 2018. The Company intends to finance a Business Combination with the proceeds from the $275,000,000 Public Offering (including $25,000,000 from the underwriter’s partial exercise of their over-allotment option – see Note 3), $6,000,000 Private Placement (see Note 4) and $2,750,000 Sponsor loan (see Note 4). Upon the closing of the Public Offering, the first exercise of the over-allotment, and the Private Placement, approximately $278,000,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as a trustee (the “Trust Account”) as described below. Offering costs for the Public Offering amounted to $5,585,863, consisting of $5,100,000 of underwriting fees and $485,863 of other costs.

Initial Business Combination - The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Public Offering and the underwriter’s partial exercise of the over-allotment option, an amount equal to $10.10 per Unit sold in the Public Offering, including the proceeds of the Private Placement Units and Sponsor Loan (see Note 4), was held in a Trust Account, with Continental Stock Transfer & Trust Company acting as trustee. The proceeds are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended Investment Company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

CF Finance Acquisition Corp.

Notes to Financial Statements

1. Description of Business and Operations (continued)

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001 (“Class A common stock”), sold in the Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares (see Note 3) for a pro rata portion of the amount then in the Trust Account (at $10.10 per Public Share).These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor (the “initial stockholders”), officers and directors have agreed to vote their Founder Shares (see Note 4) and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and shares included in the Private Placement Units held by the initial stockholders, officers and directors in connection with the completion of a Business Combination.

CF Finance Acquisition Corp.

Notes to Financial Statements

1. Description of Business and Operations (continued)

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A common stock sold in the Public Offering, without the prior consent of the Company.

The initial stockholders, officers and directors have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Forward Purchase Contract - The Sponsor has committed, pursuant to a forward purchase contract with the Company, to purchase, in a Private Placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of an initial Business Combination, 3,000,000 of the Company’s Units on substantially the same terms as the sale of Units in the initial Public Offering at $10.00 per Unit, and 750,000 shares of Class A common stock. The funds from the sale of Units will be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from this Private Placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides the Company with a minimum funding level for the initial business combination.

CF Finance Acquisition Corp.

Notes to Financial Statements

1. Description of Business and Operations (continued)

Failure to Consummate a Business Combination - If the Company is unable to complete a Business Combination within 18 months from the closing of the Public Offering (the “Combination Period”) by June 17, 2020, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders, officers and directors acquire Public Shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except for the Company’s independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

CF Finance Acquisition Corp.

Notes to Financial Statements

1. Description of Business and Operations (continued)

The Trust Account - The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. As of December 31, 2018, investment securities in the Trust Account consisted of $252,721,203 in U.S. government treasury bills and $25,251,806 held as cash. The Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the Public Shares included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by June 17, 2020 (subject to the requirements of law).

2. Summary of Significant Accounting Policies

Basis of Presentation - The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

CF Finance Acquisition Corp.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

In connection with the Company’s going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of December 31, 2018, the Company may not have sufficient liquidity to meet its current obligations over the next year from issuance of the financial statements. However, management has determined that the Company has access to funds from the Sponsor, and the Sponsor has committed, in the form of a loan, up to $750,000 to be provided to the Company (see Note 4) and the Sponsor, along with an affiliate of the Sponsor, has financial wherewithal to provide such funds, including an aggregate of $1,500,000 intended to be provided under a related party loan (the “Related Party Loan”) (see Note 4) that are sufficient to fund the working capital needs until the earlier of the consummation of a Business Combination or a minimum of one year from the date of issuance of these financial statements.

Emerging growth company - The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CF Finance Acquisition Corp.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and investments held in Trust Account - At December 31, 2018, the assets held in the Trust Account were held in cash and U.S. government treasury bills.

Deferred Offering Costs - Deferred offering costs consist of legal and accounting fees incurred through the balance sheet dates that are directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering.

Income Taxes – The Company accounts for income taxes using the asset and liability method as prescribed in ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit.

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statements of operations. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2018.

The Company may be subject to examination by federal, state and city taxing authorities in the areas of income taxes. The Company is currently not under examination by tax authorities and is not aware of any issues that may result in significant payments or accruals. Accordingly, the Company does not believe that the amounts of unrecognized tax benefits will materially change over the next twelve months.

CF Finance Acquisition Corp.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act made significant changes to the US corporate income tax system, including (1) a reduction of the US federal corporate income tax rate from 35% to 21%, (2) transitioning to a territorial tax system and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred (3) implementation of a base erosion and anti-abuse tax (“BEAT”), (4) further limitation on deductibility of interest on financing arrangements, (5) and introduction of a new provision designed to tax a foreign subsidiaries’ global intangible low-taxed income (“GILTI”). The Staff Accounting Bulletin (“SAB 118”) provided guidance for companies that did not complete their accounting for the tax effects of the Tax Act in the period of enactment by allowing a one-year measurement period from the date of enactment to complete their analysis. At December 31, 2018, the Company has completed its accounting for the tax effects of the Tax Act.

Net Income (Loss) per Common Share - The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period, after deducting shares that are subject to forfeiture in connection with the Public Offering. At December 31, 2017, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company.

The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 21,075,000 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be ant-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Net income per share, for Class A – public shares common stock is calculated by dividing the interest income earned on the Trust Account less interest to pay taxes permitted to be withdrawn from the Trust Account by the weighted average number of Class A – public shares common stock outstanding for the period. Net income per share, Class A excludes the shares sold in the private placement because those shares do not have the same redemption rights as the Class A shares sold in the Public Offering. Net income per share, Class A – private placement and Class B common stock is calculated by dividing the net income, excluding interest income earned on the Trust Account and interest to pay taxes permitted to be withdrawn from the Trust Account, by the weighted average number of Class A – private placement and Class B common stock outstanding for the period.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

CF Finance Acquisition Corp.

Notes to Financial Statements

2. Summary of Significant Accounting Policies (continued)

Financial Instruments - The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Pronouncements - In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity, in accordance with the new guidance, will be included in the Company’s financial statements for the quarter ended March 31, 2019.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

In December 2018, the Company closed the Public Offering for the sale of 27,500,000 Units at a price of $10.00 per Unit, yielding gross proceeds of $275,000,000. The closings occurred on December 17, 2018 with respect to 25,000,000 Units and on December 31, 2018 with respect to 2,500,000 Units related to the partial exercise of the underwriter’s over-allotment option (see Note 8).

Each Unit consists of one share of Class A common stock, and three-quarters of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

CF Finance Acquisition Corp.

Notes to Financial Statements

3. Public Offering (continued)

Simultaneous with the closing of the Public Offering on December 17, 2018, the Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Unit ($6,000,000 in the aggregate) in a private placement. The Private Placement Units are not redeemable from funds deposited in the Trust Account.

Upon the December 17, 2018 and December 31, 2018 closings of the Public Offering, the Sponsor funded loans in the amount of $2,500,000 and $250,000, respectively, pursuant to a promissory note issued by the Company. The promissory note is at nominal or no interest (see Note 4).

Upon the closing of the Public Offering and the sale of the Private Placement Units, and taking into consideration the offering costs, an aggregate of approximately $278,000,000 was deposited in the Trust Account.

4. Related Party Transactions

Founder shares

In July 2014, the Sponsor purchased 2,875,000 Founder Shares of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $383. During 2015, the Sponsor contributed an additional $50,000 to the Company’s paid-in capital for no additional shares (see Note 7). The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions (see Note 7).

On January 17, 2018, the Sponsor effectuated a recapitalization of the Company, which included a 2.5-for-1 stock split resulting in an aggregate of 7,187,500 Founder Shares outstanding and held by the Sponsor. Information contained in the financial statements has been adjusted for this split.

Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The 312,500 shares subject to forfeiture will be adjusted to the extent that the over-allotment option was not exercised in full by the underwriter so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Public Offering (not including the placement shares) (see Note 8).

The initial stockholders, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

CF Finance Acquisition Corp.

Notes to Financial Statements

4. Related Party Transactions (continued)

Private Placement Units

Upon the December 17, 2018 closing of the Public Offering, the Sponsor paid the Company $6,000,000 for the purchase of the 600,000 Private Placement Units at a price of $10.00 per Private Placement Unit. Each Unit consists of one share of Class A common stock and three-quarters of one warrant. Each whole warrant sold as part of each Private Placement Unit is exercisable for one share of Class A common stock at a price of  $11.50 per share. The proceeds from the Private Placement Units were added to the proceeds from the Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the trust account will be used to fund the redemption of the Company’s Public Shares (subject to the requirements of applicable law). The warrants included in the Private Placement Units will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The warrants will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Underwriter

The underwriter is an affiliate of the Sponsor (see Note 5).

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of  $1.00 per warrant. The warrants would be identical to the warrants included in the Private Placement Units.

CF Finance Acquisition Corp.

Notes to Financial Statements

4. Related Party Transactions (continued)

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, in the form of a loan, up to $750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements prior to the Company’s initial Business Combination. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor.

The Sponsor previously made available to the Company, under a promissory note, up to $300,000 to be used for a portion of the expenses of the Public Offering. The promissory note is non-interest bearing and was not repaid in full upon the completion of the Public Offering. As of December 31, 2018 and 2017, the Company had amounts outstanding under the promissory note of $100,000 and $38,360, respectively.

Sponsor Loan

Upon the December 17, 2018 and December 31, 2018 closings of the Public Offering, the Sponsor funded loans in the amount of $2,500,000 and $250,000, respectively, pursuant to a promissory note issued by the Company. The promissory note is interest free.  The proceeds of the Sponsor loans were deposited into the Trust Account and will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor loans shall be repaid or converted into Sponsor loan units, at the Sponsor’s discretion, only upon consummation of the Business Combination. The Sponsor loan units would be identical to the Units sold in the Public Offering except that the Sponsor loan warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor loan is being extended in order to ensure that the amount in the Trust Account is $10.10 per Public Share. If there is no Business Combination, the Sponsor loan will not be repaid and the loan’s proceeds will be distributed to the public stockholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor loan.

CF Finance Acquisition Corp.

Notes to Financial Statements

5. Commitments

Registration Rights

The holders of Founder Shares, Private Placement Units (and component securities) and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to shares of Class A common stock). The registration rights agreement was signed on December 12, 2018. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Cantor Fitzgerald & Co, the underwriter of the Public Offering and an affiliate of the Sponsor, purchased 2,500,000 additional Units to cover over-allotments, at the Public Offering price less the underwriting discounts and commissions.

The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $5,000,000 in the aggregate, even if the underwriter’s over-allotment was exercised in full. Following the partial exercise of the underwriter’s over-allotment option on December 31, 2018, the underwriter paid $25,000,000 for 2,500,000 Units.

The Company also engaged a qualified independent underwriter to participate in the preparation of the registration statement and exercise the usual standards of “due diligence” in respect thereto. The Company paid the independent underwriter a fee of $100,000 upon the completion of the Public Offering in consideration for its services and expenses as the qualified independent underwriter. The independent underwriter will receive no other compensation. The fee was charged directly to stockholders’ equity upon completion of the IPO.

CF Finance Acquisition Corp.

Notes to Financial Statements

5. Commitments (continued)

Business Combination Marketing Agreement

The Company has engaged Cantor Fitzgerald & Co. as an advisor in connection with the Company’s initial Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay Cantor Fitzgerald & Co. a cash fee for such services upon the consummation of the Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Public Offering, including any proceeds from the partial exercise of the underwriters’ over-allotment option.

6. Trust Account and Fair Value Measurements

As of December 31, 2018, investment securities in the Company Trust Account consisted of $252,721,203 in U.S. government treasury bills and $25,251,806 held as cash. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying December 31, 2018 balance sheet and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

Description	Carrying Value	Gross Unrealized Holding Losses	Quoted prices in Active Markets (Level 1)
Assets:
Cash	$25,251,806	$—	$25,251,806
U.S. government securities	252,721,203	(30,458)	252,690,745
Total	$277,973,009	$(30,458)	$277,942,551

CF Finance Acquisition Corp.

Notes to Financial Statements

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of  $0.0001 per share. As of December 31, 2018 and 2017, there were 28,100,000 and no shares of Class A common stock issued and outstanding including 26,797,511 of shares subject to redemption, respectively. Class A Common Stock includes 600,000 shares sold in a Private Placement. The shares sold in the Private Placement do not contain the same redemption feature contained in the shares sold in the Public Offering.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of  $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2018 and 2017, there were 7,187,500 and 6,250,000 shares of Class B common stock outstanding, respectively, of which 312,500 and 937,500 shares, respectively, were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full, so that the initial stockholders, officers and directors will collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering, not including the Private Placement Units. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Public Offering, not including the Private Placement Units, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

CF Finance Acquisition Corp.

Notes to Financial Statements

7. Stockholders’ Equity (continued)

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its commercially reasonable best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The warrants included in the Private Placement Units are identical to the Public Warrants underlying the Units being sold in the Public Offering, except that the warrants included in the Private Placement Units and the Class A common stock issuable upon the exercise of the warrants included in the Private Placement Units are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

CF Finance Acquisition Corp.

Notes to Financial Statements

7. Stockholders’ Equity (continued)

Additionally, the warrants included in the Private Placement Units will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the warrants included in the Private Placement Units are held by someone other than the initial purchasers or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The warrants will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants (except with respect to the warrants included in the Private Placement Units):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis”, as described in the warrant agreement.

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

CF Finance Acquisition Corp.

Notes to Financial Statements

7. Stockholders’ Equity (continued)

On January 17, 2018, the Sponsor effectuated a recapitalization of the Company, which included a 2.5-for-1 stock split resulting in an aggregate of 7,187,500 Founder Shares outstanding and held by the Sponsor (up to 937,500 of which are subject to forfeiture if the underwriter’s over-allotment option is not exercised in full through December 31, 2018. After the underwriter exercised a partially over-allotment on December 31, 2018, the shares subject to forfeiture decreased to 312,500) (see Note 8). Information contained in the financial statements has been adjusted for this split.

8. Subsequent Events

On January 29, 2019, the underwriter partially exercised the over-allotment option and purchased an additional 758,413 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $7,584,130. Since the over-allotment option was not exercised in full, simultaneously with the exercise of the remaining over-allotment option, the Sponsor forfeited 122,897 shares of Class B common stock, and the Company borrowed an additional $75,841 under a promissory note with the Company’s Sponsor, which was deposited into the Trust Account.

The Company has evaluated subsequent events through the date the financial statements were issued. There have been no additional material subsequent events that would require recognition in these financial statements or disclosure in the notes to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2019	CF FINANCE ACQUISITION CORP.

	By:	/s/ Howard W. Lutnick
Name: Howard W. Lutnick Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	March 29, 2019
Howard W. Lutnick	(Principal Executive Officer)

/s/ Anshu Jain	President and Director	March 29, 2019
Anshu Jain

/s/ Steven Bisgay	Chief Financial Officer and Director	March 29, 2019
Steven Bisgay	(Principal Financial and Accounting Officer)

/s/ Peter J. Worth	Director	March 29, 2019
Peter J. Worth

/s/ Robert G. Sharp	Director	March 29, 2019
Robert G. Sharp