Form 10-Q
period 2019-03-31
CF Finance Acquisition Corp.
filed 2019-05-15
CIK 1728041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-38759

CF FINANCE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	47-3806343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 East 59th Street, New York, New York 10022
(Address of Principal Executive Offices, including zip code)

(212) 938-5000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and three-quarters of one redeemable warrant	CFFAU	The Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	CFFA	The Nasdaq Capital Market
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	CFFAW	The Nasdaq Capital Market

As of May 15, 2019, there were 7,064,603 shares of Class B common stock and 28,858,413 shares of Class A common stock of the registrant issued and outstanding.

CF FINANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

2

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF Finance Acquisition Corp.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash	$448,817	$560,027
Other assets	56,250	—
Total current assets	505,067	560,027
Cash and investments held in Trust Account	287,251,390	277,973,009
Total assets	$287,756,457	$278,533,036

Liabilities and Stockholders’ Equity
Sponsor loan – promissory note	$2,825,841	$2,750,000
Payables to related party	106,250	100,000
Accrued liabilities	586,037	28,169
Total liabilities	3,518,128	2,878,169
Common stock subject to possible redemption, 27,647,359 and 26,797,511 shares, as of March 31, 2019 and December 31, 2018, respectively, actual and adjusted, at redemption value of $10.10	279,238,326	270,654,861
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, Class A $0.0001 par value; 100,000,000 shares authorized; 1,211,054 and 1,302,489 shares issued and outstanding (excluding 27,647,359 and 26,797,511 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	121	130
Common stock, Class B $0.0001 par value; 10,000,000 shares authorized; 7,064,603 and 7,187,500 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	707	719	(1)
Additional paid-in-capital	3,809,496	4,808,810
Retained earnings	1,189,679	190,347
Total stockholders’ equity	5,000,003	5,000,006

Total liabilities and stockholders’ equity	$287,756,457	$278,533,036

(1)	As of December 31, 2018, included an aggregate of 312,500 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full (see Note 7). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 7).

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2019	2018

Revenue	$—	$—

Expense
Other expenses	104,339	385
Loss from operations	(104,339)	(385)
Other income – Interest income on Trust Account	1,618,410	—
Income (loss) before provision for income taxes	1,514,071	(385)
Provision for income taxes	514,739	—
Net income (loss) attributable to common stock	$999,332	$(385)

Weighted average number of common stock outstanding:
Class A - Public shares	28,022,462	—
Class A - Private placement	600,000	—
Class B - Common stock	7,005,615 (2)	6,250,000 (1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.04	$—
Class A - Private placement	$(0.01)	$—
Class B - Common stock	$(0.01)	$—

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 7). Excludes an aggregate of 937,500 shares held by the Sponsor that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.
(2)	On January 29, 2019 an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 7).

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2019 and 2018

(Unaudited)

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2018	—	$—	7,187,500	$719	(1)	$49,664	$(6,900)	$43,483
Net loss	—	—	—	—		—	(385)	(385)
Balances, March 31, 2018	—	$—	7,187,500	$719		$49,664	$(7,286)	$43,098

Balances, January 1, 2019	1,302,489	$130	7,187,500	$719		$4,808,810	$190,347	$5,000,006
Sale of Class A common stock to the public	758,413	76	—	—		7,584,054	—	7,584,130
Forfeiture of common stock to sponsor at $0.0001 par value	—	—	(122,897)	(12	) (2)	12	—	—
Shares subject to possible redemption	(849,848)	(85)	—	—		(8,583,380)	—	(8,583,465)
Net income	—	—	—	—		—	999,332	999,332
Balances, March 31, 2019	1,211,054	$121	7,064,603	$707		$3,809,496	$1,189,679	$5,000,003

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 7).
(2)	On January 29, 2019 an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 7).

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities
Net income/(loss)	$999,332	$(385)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Interest earned on held to maturity securities held in Trust Account	(1,618,410)	—
(Increase) decrease in operating assets
Other assets	(56,250)	—
Deferred offering cost	—	(43,625)
Increase (decrease) in operating liabilities
Payable to related party	6,250	—
Accrued offering costs	—	(34,000)
Accrued liabilities	557,868	34,001
Net cash used in operating activities	(111,210)	(44,009)

Cash flows from investing activities
Proceeds deposited in Trust Account	(7,659,971)	—
Net cash used in investing activities	(7,659,971)	—

Cash flows from financing activities
Proceeds from sale of units in the initial public offering, net of underwriting discount and offering cost paid	7,584,130	44,009
Proceeds from related party promissory notes	75,841	—
Net cash provided by financing activities	7,659,971	44,009

Net decrease in cash	(111,210)	—
Cash at beginning of period	560,027	45,890
Cash at end of period	$448,817	$45,890

Supplemental disclosure of non-cash financing activities
Change in common stock subject to possible redemption	$8,583,465	$—

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements

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

As of March 31, 2019, the Company had not yet commenced operations. All activity for the three months ended March 31, 2019 and 2018 relates to the Company’s formation and Public Offering described below and, subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The Company’s Sponsor is CF Finance Holdings LLC (the “Sponsor”). The registration statement for the Public Offering (see Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on December 12, 2018. The Company intends to finance a Business Combination with the proceeds of approximately $282,600,000 from the Public Offering, $6,000,000 from the Private Placement (see Note 4) and approximately $2,826,000 from the Sponsor loan (see Note 4). Offering costs for the Public Offering amounted to approximately $5,585,900, consisting of $5,100,000 of underwriting fees and approximately $485,900 of other costs.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

1. Description of Business and Operations (continued)

Initial Business Combination - The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Public Offering and the underwriter’s partial exercises of the over-allotment option, an amount equal to $10.10 per Unit sold in the Public Offering, including the proceeds of the Private Placement Units and Sponsor Loan (see Note 4), was held in a Trust Account, with Continental Stock Transfer & Trust Company acting as trustee. The proceeds are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended Investment Company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001 (“Class A common stock”), sold in the Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares (see Note 3) for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share).These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor (the “initial stockholders”), officers and directors have agreed to vote their Founder Shares (see Note 4) and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and shares included in the Private Placement Units held by the initial stockholders, officers and directors in connection with the completion of a Business Combination.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

1. Description of Business and Operations (continued)

The Trust Account - The proceeds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. As of March 31, 2019, investment securities in the Trust Account consisted of $287,140,554 in U.S. government treasury bills and $110,836 in money market fund. As of December 31, 2018, investment securities in the Trust Account consisted of $252,721,203 in U.S. government treasury bills and $25,251,806 held as cash. The Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the Public Shares included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by June 17, 2020 (subject to the requirements of law).

2. Summary of Significant Accounting Policies

Basis of presentation - The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 29, 2019.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In connection with the Company’s going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of March 31, 2019, the Company may not have sufficient liquidity to meet its current obligations over the next year from issuance of the unaudited condensed financial statements. However, management has determined that the Company has access to funds from the Sponsor, the Sponsor has committed, in the form of a loan, up to $750,000 to be provided to the Company (see Note 4), and the Sponsor, along with an affiliate of the Sponsor, has financial wherewithal to provide such funds, including an aggregate of $1,500,000 intended to be provided under a related party loan (the “Related Party Loan”) (see Note 4) that are sufficient to fund the working capital needs until the earlier of the consummation of a Business Combination or a minimum of one year from the date of issuance of these unaudited condensed financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Use of Estimates - The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and investments held in Trust Account - As of March 31, 2019 and December 31, 2018, the assets held in the Trust Account were held in cash and U.S. government treasury bills.

Deferred Offering Costs - Deferred offering costs consist of legal and accounting fees incurred through the balance sheet dates that are directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering.

Income Taxes - The Company accounts for income taxes using the asset and liability method as prescribed in ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit.

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed financial statements. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the unaudited condensed statements of operations. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

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

As of March 31, 2019, the Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 21,643,809 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As of March 31, 2018, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments - The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements - The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. Public Offering

The Company closed the Public Offering for the sale of approximately 28,260,000 Units at a price of $10.00 per Unit, yielding gross proceeds of approximately $282,600,000. In December 2018, the Company closed the Public Offering for the sale of 27,500,000 Units at a price of $10.00 per Unit, yielding proceeds of $275,000,000. The closings occurred on December 17, 2018 with respect to 25,000,000 Units and on December 31, 2018 with respect to 2,500,000 Units related to the partial exercise of the underwriter’s over-allotment option. In January 2019, the underwriter exercised the over-allotment option of 758,413 additional Units at $10.00 per Unit, yielding proceeds of $7,584,130.

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

Upon the December 2018 and January 2019 closings of the Public Offering, the Sponsor funded loans in the amount of $2,750,000 and $75,841, respectively, pursuant to a promissory note issued by the Company. The promissory note is at nominal or no interest (see Note 4).

Upon the closing of the Public Offering and the sale of the Private Placement Units, and taking into consideration the offering costs, an aggregate of approximately $286,000,000 was deposited in the Trust Account.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

4. Related Party Transactions

Founder shares

In July 2014, the Sponsor purchased 2,875,000 Founder Shares of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $383. During 2015, the Sponsor contributed an additional $50,000 to the Company’s paid-in capital for no additional shares. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions (see Note 7).

On January 17, 2018, the Sponsor effectuated a recapitalization of the Company, which included a 2.5-for-1 stock split resulting in an aggregate of 7,187,500 Founder Shares outstanding and held by the Sponsor. Information contained in the unaudited condensed financial statements has been adjusted for this split.

Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. In January 2019, 122,897 shares were forfeited by the Sponsor so that the Founder Shares represent 20% of the Company’s issued and outstanding shares after the Public Offering (not including the placement shares).

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

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

The Sponsor previously made available to the Company, under a promissory note, up to $300,000 to be used for a portion of the expenses of the Public Offering. The promissory note is non-interest bearing and was not repaid in full upon the completion of the Public Offering. As of March 31, 2019 and December 31, 2018, the Company had amounts outstanding under the promissory note of approximately $106,000 and $100,000, respectively.

Sponsor Loan

Upon the closings of the Public Offering, the Sponsor funded loans in the amount of $2,750,000 in December 2018 and $75,841 in January 2019, pursuant in the aggregate to a promissory note issued by the Company. The promissory note is interest free.  The proceeds of the Sponsor loans were deposited into the Trust Account and will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor loans shall be repaid or converted into Sponsor loan units, at the Sponsor’s discretion, only upon consummation of the Business Combination. The Sponsor loan units would be identical to the Units sold in the Public Offering except that the Sponsor loan warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor loan was extended in order to ensure that the amount in the Trust Account was initially $10.10 per Public Share. If there is no Business Combination, the Sponsor loan will not be repaid and the loan’s proceeds will be distributed to the public stockholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor loan.

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

5. Commitments (continued)

Underwriting Agreement

Cantor Fitzgerald & Co, the underwriter of the Public Offering and an affiliate of the Sponsor, purchased approximately 3,260,000 additional Units to cover over-allotments, at the Public Offering price less the underwriting discounts and commissions.

The underwriter was entitled to an underwriting discount of $0.20 per Unit, or $5,000,000 in the aggregate, even if the underwriter’s over-allotment was exercised in full. The underwriter has paid approximately $32,600,000 for 3,260,000 Units.

The Company also engaged a qualified independent underwriter to participate in the preparation of the registration statement and exercise the usual standards of “due diligence” in respect thereto. The Company paid the independent underwriter a fee of $100,000 upon the completion of the Public Offering in consideration for its services and expenses as the qualified independent underwriter. The independent underwriter will receive no other compensation. The fee was charged directly to stockholders' equity upon completion of the IPO.

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

6. Trust Account and Fair Value Measurements

As of March 31, 2019 and December 31, 2018, investment securities in the Company Trust Account consisted of $287,140,554 and $252,721,203, respectively, in U.S. government treasury bills, and $110,836 in money market fund and $25,251,806 held in cash, respectively. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying March 31, 2019 and December 31, 2018 balance sheets and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company's permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	March 31, 2019
Description	Carrying Value	Gross Unrealized Holding Gains	Quoted prices in Active Markets (Level 1)
Assets:
Money market fund	$110,836	$—	$110,836
U.S. government securities	287,140,554	20,631	287,161,185
Total	$287,251,390	$20,631	$287,272,021

	December 31, 2018
Description	Carrying Value	Gross Unrealized Holding Losses	Quoted prices in Active Markets (Level 1)
Assets:
Cash	$25,251,806	$—	$25,251,806
U.S. government securities	252,721,203	(30,458)	252,690,745
Total	$277,973,009	$(30,458)	$277,942,551

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of  $0.0001 per share. As of March 31, 2019 and December 31, 2018, there were 28,858,413 and 28,100,000 shares of Class A common stock issued and outstanding including 27,647,359 and 26,797,511 of shares subject to redemption, respectively. Class A Common Stock includes 600,000 shares sold in a Private Placement. The shares sold in the Private Placement do not contain the same redemption feature contained in the shares sold in the Public Offering.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

7. Stockholders’ Equity (continued)

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of  $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2019 and December 31, 2018, there were 7,064,603 and 7,187,500 shares of Class B common stock outstanding, respectively, of which 0 and 312,500 shares, respectively, were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full, so that the initial stockholders, officers and directors will collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering, not including the Private Placement Units. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Upon the final exercise of the underwriters' over-allotment option in January 2019, the sponsor forfeited 122,897 shares of Class B common stock.

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

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

7. Stockholders’ Equity (continued)

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

7. Stockholders’ Equity (continued)

The Company may redeem the Public Warrants (except with respect to the warrants included in the Private Placement Units):

•	in whole and not in part;
•	at a price of $0.01 per warrant;
•	at any time during the exercise period;
•	upon a minimum of 30 days’ prior written notice of redemption;
•	if, and only if, the last reported sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
•	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants.

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

On January 17, 2018, the Sponsor effectuated a recapitalization of the Company, which included a 2.5-for-1 stock split resulting in an aggregate of 7,187,500 Founder Shares outstanding and held by the Sponsor (312,500 of which were subject to forfeiture as the underwriter’s over-allotment option was not exercised in full by December 31, 2018. After the underwriter exercised the second over-allotment on January 29, 2019, the shares forfeited were 122,897). Information contained in the unaudited condensed financial statements has been adjusted for this split.

8. Subsequent Events

The Company has evaluated subsequent events through the date the unaudited condensed financial statements were issued. There have been no additional material subsequent events that would require recognition in these unaudited condensed financial statements or disclosure in the notes to the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The issuance of additional shares in connection with a Business Combination to the owners of the target or other investors:

•	may significantly dilute the equity interest of our stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

•	could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an Business Combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	a possible decrease in prevailing market prices for our Class A common stock and/or warrants;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of March 31, 2019, we had approximately $450,000 outside the trust account in cash. We expect to incur significant costs in the pursuit of our Business Combination plans. We cannot provide assurance that our plans to complete our Business Combination will be successful.

Results of Operations

For the period from July 9, 2014 (inception) through March 31, 2019, our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, and our efforts have been directed towards locating a suitable target and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with expenses related to being a public company (for legal, IR, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

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

On December 17, 2018, we closed the Public Offering for the sale of 25,000,000 Units at a price of $10.00 per Unit, yielding gross proceeds of $250,000,000. Simultaneous with the closing of the Public Offering on December 17, 2018, we consummated the sale of 600,000 Private Placement Units at a price of $10.00 per Unit ($6,000,000 in the aggregate) in the Private Placement. On December 31, 2018, the underwriter partially exercised 2,500,000 Units of the over-allotment option. Upon the December 17, 2018 and December 31, 2018 closings of the Public Offering, the sponsor funded loans in the amount of $2,500,000 and $250,000, respectively, pursuant to a promissory note issued by the Company. The promissory note is interest free.  The proceeds of the sponsor loans were deposited into the trust account and will be used to fund the redemption of the public shares (the “Public Shares”) (subject to the requirements of applicable law). Upon the closing of the Public Offering and the sale of the Private Placement Units, in December 2018, an aggregate of approximately $278,000,000 was deposited in the trust account. On January 29, 2019, the underwriter partially exercised the over-allotment option and purchased an additional 758,413 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $7,584,130 and the Company borrowed an additional $75,841 under the promissory note with the Company's sponsor, which was deposited into the trust account. Since the over-allotment option was not exercised in full, simultaneously with the exercise of the second partial exercise of the over-allotment option, our sponsor forfeited 122,897 shares of our Class B common stock.

The net proceeds from the Public Offering, the over-allotment, and Private Placement of approximately $286,000,000, net of the underwriting commissions of $5,100,000 and offering costs and other expenses of approximately $485,900, have been deposited in the trust account and are not available to us for operations (except amounts to pay taxes). As of March 31, 2019, we had approximately $450,000 of cash available outside of the trust account to fund our activities until we consummate a Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were a capital contribution from our sponsor of $50,383 for the founder shares (Class B common stock) and up to $300,000 in loans made available from the sponsor under an unsecured promissory note.

The Company believes that it has sufficient working capital as of March 31, 2019 to fund its operations through at least December 2019.

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

Contractual obligations

As of March 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that are subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption as of March 31, 2019 have been excluded from the calculation of basic income (loss) per share for the period from July 9, 2014 (date of inception) to March 31, 2019 since such shares, if redeemed, only participate in their pro rata share of the trust account. For the period from July 9, 2014 (date of inception) to March 31, 2019, the fully diluted calculation adds back the shares subject to redemption.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A- “Expenses of Offering”. Public Offering costs of approximately $5,585,900 consist of underwriter’s discounts of approximately $5,100,000 and approximately $485,900 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2019 the Company had no material deferred tax assets.

Redeemable common stock

All of the approximately 28,260,000 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

As of March 31, 2019, 27,647,359 of the approximately 28,260,000 Public Shares were classified outside of permanent equity at redemption value of $10.10 per share.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of the Public Offering, the net proceeds of the Public Offering and Private Placement, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2018 (the “Form 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 17, 2018, we consummated the Public Offering of 25,000,000 units, each unit consisting of one share of Class A common stock and three-quarters of one warrant. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $250,000,000. The securities sold in the offering were registered under the Securities Act of 1933, as amended (“Securities Act”) on a registration statement on Form S-1 (No. 333-228420). The SEC declared the registration statement effective on December 12, 2018.

Simultaneously with the consummation of the Public Offering, we consummated the Private Placement of 600,000 Private Placement Units to our sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $6,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In addition, simultaneously with the consummation of the Public Offering, pursuant to a promissory note we issued to our sponsor, our sponsor loaned us $2,500,000.

On December 31, 2018, the underwriters partially exercised the over-allotment option and purchased 2,500,000 units, generating gross proceeds of $25,000,000. In addition, on January 29, 2019, the underwriters partially exercised the over-allotment option and purchased 758,413 units, generating gross proceeds of $7,584,130.

Simultaneously with the consummation of the initial exercise of the underwriters’ over-allotment option on December 31, 2018, our sponsor loaned us an additional $250,000 and simultaneously with the consummation of the second exercise of the underwriters’ over-allotment option on January 29, 2019, our sponsor loaned us an additional $75,841.

The Private Placement Units are the same as the units sold in the Public Offering, except that warrants included in the Private Placement Units (the “Private Placement Warrants”) are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis, are non-redeemable so long as they are held by the initial purchasers or their permitted transferees and will not be exercisable more than five years from the effective date of our registration statement, or December 12, 2023, in accordance with FINRA Rule 5110(f)(2)(G)(i).

Of the gross proceeds received from the Public Offering and the Private Placement, $285,409,971 was placed in the Trust Account.

We paid a total of $5,100,000 in underwriting discounts and commissions, including qualified independent underwriter fee, and approximately $485,900 for other costs and expenses related to the Public Offering. In addition, we have engaged Cantor Fitzgerald & Co. (“CF&Co”) as an advisor in connection with our business combination, pursuant to a Business Combination Marketing Agreement. We will pay CF&Co a cash fee for such services upon the consummation of our initial business combination in an amount equal to $9,890,445, which is equal to 3.5% of the gross proceeds of the Public Offering, including any proceeds from the partial exercises of the underwriters’ over-allotment option.

For a description of the use of the proceeds generated in the Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF FINANCE ACQUISTION CORP.

Date: May 15, 2019		/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019		/s/ Steven Bisgay
	Name:	Steven Bisgay
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

