Form 10-Q
period 2019-09-30
CF Finance Acquisition Corp.
filed 2019-11-14
CIK 1728041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 7,064,603 shares of Class B common stock and 28,858,413 shares of Class A common stock of the registrant issued and outstanding.

CF FINANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF Finance Acquisition Corp.

Condensed Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash	$167,985	$560,027
Other assets	18,750	—
Total current assets	186,735	560,027
Cash and investments held in Trust Account	290,566,451	277,973,009
Total assets	$290,753,186	$278,533,036

Liabilities and Stockholders’ Equity
Sponsor loan – promissory note	$2,825,841	$2,750,000
Payables to related party	50,506	100,000
Accrued liabilities	997,317	28,169
Total liabilities	3,873,664	2,878,169
Common stock subject to possible redemption, 27,908,863 and 26,797,511 shares, as of September 30, 2019 and December 31, 2018, respectively, actual and adjusted, at redemption value of $10.10	281,879,516	270,654,861
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, Class A $0.0001 par value; 100,000,000 shares authorized; 949,550 and 1,302,489 shares issued and outstanding (excluding 27,908,863 and 26,797,511 shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	95	130
Common stock, Class B $0.0001 par value; 10,000,000 shares authorized; 7,064,603 and 7,187,500 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	707	719	(1)
Additional paid-in-capital	1,168,330	4,808,810
Retained earnings	3,830,874	190,347
Total stockholders’ equity	5,000,006	5,000,006

Total liabilities and stockholders’ equity	$290,753,186	$278,533,036

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

CF Finance Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018

Revenue	$—		$—		$—		$—

Expense
Other expenses	109,776		—		325,208		385
Loss from operations	(109,776)		—		(325,208)		(385)
Other income – Interest income on Trust Account	1,608,191		—		4,933,471		—
Income (loss) before provision for income taxes	1,498,415		—		4,608,263		(385)
Income tax (benefit)/provision for income taxes	(143,494)		—		967,736		—
Net income (loss) attributable to common stock	$1,641,909		$—		$3,640,527		$(385)

Weighted average number of common stock outstanding:
Class A - Public shares	28,258,413		—		28,180,341		—
Class A - Private placement	600,000		—		600,000		—
Class B - Common stock	7,064,603	(2)	6,250,000	(1)	7,045,085	(2)	6,250,000	(1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.06		$—		$0.14		$—
Class A - Private placement	$(0.01)		$—		$(0.04)		$—
Class B - Common stock	$(0.01)		$—		$(0.04)		$—

(1)

This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 7). Excludes an aggregate of 937,500 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.

(2)	On January 29, 2019, an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 7).

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Equity

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2019	1,112,115	$111	7,064,603	$707		$2,810,220	$2,188,965	$5,000,003
Shares subject to possible redemption	(162,565)	(16)	—	—		(1,641,890)	—	(1,641,906)
Net income	—	—	—	—		—	1,641,909	1,641,909
Balances, September 30, 2019	949,550	$95	7,064,603	$707		$1,168,330	$3,830,874	$5,000,006

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, June 30, 2018	—	$—	7,187,500	$719		$49,664	$(7,286)	$43,098
Net loss	—	—	—	—		—	—	—
Balances, September 30, 2018	—	$—	7,187,500	$719		$49,664	$(7,286)	$43,098

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	1,302,489	$130	7,187,500	$719		$4,808,810	$190,347	5,000,006
Sale of Class A common stock to the public	758,413	76	—	—		7,584,054	—	7,584,130
Forfeiture of common stock to sponsor at $0.0001 par value	—	—	(122,897)	(12)	(2)	12	—	—
Shares subject to possible redemption	(1,111,352)	(111)	—	—		(11,224,546)	—	(11,224,657)
Net income	—	—	—	—		—	3,640,527	3,640,527
Balances, September 30, 2019	949,550	$95	7,064,603	$707		$1,168,330	$3,830,874	$5,000,006

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2018	—	$—	7,187,500	$719	(1)	$49,664	$(6,900)	$43,483
Net loss	—	—	—	—		—	(385)	(385)
Balances, September 30, 2018	—	$—	7,187,500	$719		$49,664	$(7,286)	$43,098

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 7).
(2)	On January 29, 2019 an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 7).

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income/(loss)	$3,640,527	$(385)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Interest earned on held to maturity securities held in Trust Account	(4,933,471)	—
(Increase) decrease in operating assets
Other assets	(18,750)	—
Deferred offering costs	—	(43,624)
Increase (decrease) in operating liabilities
Payable to related party	50,506	44,009
Accrued liabilities	969,148	—
Net cash used in operating activities	(292,040)	—

Cash flows from investing activities
Proceeds deposited in Trust Account	(7,659,971)	—
Net cash used in investing activities	(7,659,971)	—

Cash flows from financing activities
Proceeds from sale of units in the initial public offering, net of underwriting discount and offering cost paid	7,584,128	—
Proceeds from related party promissory notes	75,841	—
Payment of related party payable	(100,000)	—
Net cash provided by financing activities	7,559,969	—

Net decrease in cash	(392,042)	—
Cash at beginning of period	560,027	45,890
Cash at end of period	$167,985	$45,890

Supplemental disclosure of non-cash financing activities
Accrued offering costs included in deferred offering costs	$—	$15,001
Change in common stock subject to possible redemption	$11,224,655	$—

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

As of September 30, 2019, the Company had not yet commenced operations. All activity for the three and nine months ended September 30, 2019 and 2018 relates to the Company’s formation and Public Offering described below and, subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The Company’s Sponsor is CF Finance Holdings, LLC (the “Sponsor”). The registration statement for the Public Offering (see Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on December 12, 2018. The Company intends to finance a Business Combination with the proceeds of approximately $282,600,000 from the Public Offering, $6,000,000 from the Private Placement (see Note 4) and approximately $2,826,000 from the Sponsor loan (see Note 4). Offering costs for the Public Offering amounted to approximately $5,585,900, consisting of $5,100,000 of underwriting fees and approximately $485,900 of other costs.

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

1. Description of Business and Operations (continued)

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001 (“Class A common stock”), sold in the Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares (see Note 3) for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share).These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity”. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or rules of the stock exchange, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor (the “initial stockholders”), officers and directors have agreed to vote their Founder Shares (see Note 4) and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and shares included in the Private Placement Units held by the initial stockholders, officers and directors in connection with the completion of a Business Combination.

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

1. Description of Business and Operations (continued)

Failure to Consummate a Business Combination - If the Company is unable to complete a Business Combination within 18 months from the closing of the Public Offering (the “Combination Period”), which is by June 17, 2020, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

The Trust Account - The proceeds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. As of September 30, 2019, investment securities in the Trust Account consisted of $290,304,935 in U.S. government treasury bills and $261,516 in a money market fund. As of December 31, 2018, investment securities in the Trust Account consisted of $252,721,203 in U.S. government treasury bills and $25,251,806 held as cash. The Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the Public Shares included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by June 17, 2020 (subject to the requirements of law).

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies

Basis of presentation - The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2019 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 29, 2019.

In connection with the Company’s going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of September 30, 2019, the Company may not have sufficient liquidity to meet its current obligations over the next year from issuance of the unaudited condensed financial statements. However, management has determined that the Company has access to funds from the Sponsor, the Sponsor has committed, in the form of a loan, up to $750,000 to be provided to the Company (see Note 4), and the Sponsor, along with an affiliate of the Sponsor, has financial wherewithal to provide such funds, including an aggregate of $1,500,000 intended to be provided under a related party loan (the “Related Party Loan”) (see Note 4)  that are sufficient to fund the working capital needs until the earlier of the consummation of a Business Combination or mandatory liquidation date of June 17, 2020. The Company’s mandatory liquidation date of June 17, 2020 raises doubt about its ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Cash and investments held in Trust Account - As of September 30, 2019 and December 31, 2018, the assets held in the Trust Account were held in cash, money market fund, and U.S. government treasury bills.

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

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed financial statements. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the unaudited condensed statements of operations. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018.

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

As of September 30, 2019, the Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 21,643,809 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As of September 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2019 and December 31, 2018, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Sponsor previously made available to the Company, under a promissory note, up to $300,000 to be used for a portion of the expenses of the Public Offering. The promissory note is non-interest bearing. As of September 30, 2019 and December 31, 2018, the Company had amounts outstanding under the promissory note of approximately $50,000 and $100,000, respectively.

Sponsor Loan

Upon the closings of the Public Offering, the Sponsor funded loans in the amount of $2,750,000 in December 2018 and $75,841 in January 2019 for an aggregate of $2,825,841, pursuant to a promissory note issued by the Company. The promissory note is interest free.  The proceeds of the Sponsor loans were deposited into the Trust Account and will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor loans shall be repaid or converted into units of the Company, at the Sponsor’s discretion, only upon consummation of the Business Combination. Such units would be identical to the Units sold in the Public Offering except that the Sponsor loan warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor loan was extended in order to ensure that the amount in the Trust Account was initially $10.10 per Public Share. If there is no Business Combination, the Sponsor loan will not be repaid and the loan’s proceeds will be distributed to the public stockholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor loan.

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

5. Commitments (continued)

Underwriting Agreement

Cantor Fitzgerald & Co., the underwriter of the Public Offering and an affiliate of the Sponsor, purchased approximately 3,260,000 additional Units to cover over-allotments, at the Public Offering price less the underwriting discounts and commissions.

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

6. Trust Account and Fair Value Measurements

As of September 30, 2019 and December 31, 2018, investment securities in the Company’s Trust Account consisted of $290,304,935 and $252,721,203, respectively, in U.S. government treasury bills, and $261,516 held in a money market fund as of September 30, 2019 and $25,251,806 held in cash as of December 31, 2018. The Company classifies its Treasury Instruments as held-to-maturity in accordance with FASB ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost on the accompanying September 30, 2019 and December 31, 2018 balance sheets and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company's permitted investments consist of U.S. government treasury bills, money market fund and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	September 30, 2019
Description	Carrying Value	Gross Unrealized Holding Gains	Quoted prices in Active Markets (Level 1)
Assets:
Money market fund	$261,516	$—	$261,516
U.S. government treasury bills	290,304,935	27,263	290,332,198
Total	$290,566,451	$27,263	$290,593,714

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

6. Trust Account and Fair Value Measurements (continued)

	December 31, 2018
Description	Carrying Value	Gross Unrealized Holding Losses	Quoted prices in Active Markets (Level 1)
Assets:
Cash	$25,251,806	$—	$25,251,806
U.S. government treasury bills	252,721,203	(30,458)	252,690,745
Total	$277,973,009	$(30,458)	$277,942,551

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of  $0.0001 per share. As of September 30, 2019 and December 31, 2018, there were 28,858,413 and 28,100,000 shares of Class A common stock issued and outstanding including 27,908,863 and 26,797,511 of shares subject to redemption, respectively. Class A Common Stock includes 600,000 shares sold in a Private Placement. The shares sold in the Private Placement do not contain the same redemption feature contained in the shares sold in the Public Offering.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of  $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2019 and December 31, 2018, there were 7,064,603 and 7,187,500 shares of Class B common stock outstanding, respectively, of which none and 312,500 shares, respectively, were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full, so that the initial stockholders, officers and directors will collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering, not including the Private Placement Units. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Upon the final exercise of the underwriters' over-allotment option in January 2019, the Sponsor forfeited 122,897 shares of Class B common stock.

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

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;
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

As indicated in the accompanying financial statements, as of September 30, 2019, we had approximately $168,000 outside the trust account in cash. We expect to incur significant costs in the pursuit of our Business Combination plans. We cannot provide assurance that our plans to complete our Business Combination will be successful.

Results of Operations

For the period from July 9, 2014 (inception) through September 30, 2019, our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, our efforts have been directed towards locating a suitable target and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with expenses related to being a public company incurred for legal, IR, accounting, auditing compliance and other purposes, as well as expenses as we conduct due diligence on prospective Business Combination candidates.

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

The net proceeds from the Public Offering, the over-allotment, and Private Placement of approximately $286,000,000, net of the underwriting commissions of $5,100,000 and offering costs and other expenses of approximately $485,900, have been deposited in the trust account and are not available to us for operations (except amounts to pay taxes). As of September 30, 2019, we had approximately $168,000 of cash available outside of the trust account to fund our activities until we consummate a Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were a capital contribution from our sponsor of $50,383 for the founder shares (Class B common stock) and up to $300,000 in loans made available from the sponsor under an unsecured promissory note.

The Company believes that it has sufficient working capital as of September 30, 2019 to fund its operations through at least December 2019.

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

Contractual obligations

As of September 30, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that are subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption as of September 30, 2019 have been excluded from the calculation of basic income (loss) per share for the period from July 9, 2014 (date of inception) to September 30, 2019 since such shares, if redeemed, only participate in their pro rata share of the trust account. For the period from July 9, 2014 (date of inception) to September 30, 2019, the fully diluted calculation adds back the shares subject to redemption.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019 the Company had no material deferred tax assets.

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

As of September 30, 2019, 27,908,863 of the approximately 28,260,000 Public Shares were classified outside of permanent equity at redemption value of $10.10 per share.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of the Public Offering, the net proceeds of the Public Offering and Private Placement, including amounts in the trust account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

CF FINANCE ACQUISTION CORP.

Date: November 14, 2019		/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019		/s/ Steven Bisgay
	Name:	Steven Bisgay
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)