Form 10-K
period 2019-12-31
CF Finance Acquisition Corp.
filed 2020-03-06
CIK 1728041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38759

CF FINANCE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	47-3806343
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
110 East 59th Street, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 938-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and three-quarters of one redeemable warrant	CFFAU	The Nasdaq Stock Market
Class A common stock, par value $0.0001 per share	CFFA	The Nasdaq Stock Market
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	CFFAW	The Nasdaq Stock Market

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒   No  ☐

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, as reported on the NASDAQ Capital Market, was $292,474,575.

As of March 6, 2020, there were 7,064,603 shares of Class B common stock and 28,858,413 shares of Class A common stock of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K, references to:

•	“Cantor” are to Cantor Fitzgerald, L.P., a Delaware limited partnership, an affiliate of us, our sponsor and of CF&Co;
•	“CF&Co” are to Cantor Fitzgerald & Co., the underwriter in our initial public offering;
•	“common stock” are to our Class A common stock and our Class B common stock, collectively;
•

“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

•	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);
•	“management” or our “management team” are to our officers and directors;
•	“private placement shares” are to the shares of Class A common stock sold as part of the private placement units;
•

“private placement units” are to the units issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions;

•	“private placement warrants” are to the warrants sold as part of the private placement units;
•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);
•

“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•

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

•

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

•	“sponsor” are to CF Finance Holdings LLC, a Delaware limited liability company which is 100% owned by Cantor;
•

“sponsor loan” are collectively to the loans our sponsor made to us simultaneously with the closing of our initial public offering (including, for the avoidance of doubt, the exercises of the over-allotment option);

•	“sponsor loan shares” are to the shares of Class A common stock underlying the sponsor loan units;
•	“sponsor loan units” are to the units that may be issued to our sponsor upon conversion of the sponsor loan as described herein;
•	“sponsor loan warrants” are to the warrants underlying the sponsor loan units;
•

“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants and sponsor loan warrants to the extent they are no longer held by the initial holders of the private placement warrants or sponsor loan warrants or their permitted transferees; and

•	“we,” “us,” “company” or “our company” are to CF Finance Acquisition Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•

failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ potential liquidity and trading;
•	the lack of a market for our securities;
•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance.

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

•

Howard W. Lutnick, our Chairman and Chief Executive Officer, who joined Cantor Fitzgerald, L.P., or Cantor, in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996;

•

Anshu Jain, our President, who also serves as the President of Cantor, a position he has held since January 2017, and previously served as a senior executive of Deutsche Bank, which firm he joined from Merrill Lynch in 1995, most recently in the position of Co-CEO from June 2012 to June 2015;

•	Paul Pion, our Chief Financial Officer, who has served as U.S. Chief Administrative Officer and Senior Managing Director of CF&Co since August 2011; and
•

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

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our initial business combination, to build a company in an industry that complements the experience and expertise of our management team. Our acquisition selection process leverages the network of contacts developed by our officers and directors and those of our affiliates, including relationships in the financial services industry, comprising management teams of public and private companies, investment bankers, private equity sponsors, venture capital investors, advisers, attorneys and accountants that we believe should provide us with a number of business combination opportunities. Our management team communicates with their contacts, including employees of our affiliates, to set forth the type of company that we would like to target so that we can locate, identify, pursue and review potential target companies.

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

Investment Criteria

While we initially sought to acquire one or more businesses with an aggregate enterprise value of approximately $750 million to $2 billion, we are currently seeking to acquire one or more businesses with an aggregate enterprise value in that range, but we are also considering target businesses with both a lower and higher enterprise value. In general, we seek to acquire a readily understood business with sustainable competitive advantages, predictable cash flows and a solid management team at an attractive valuation.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we are focused on industries that complement our management team’s background, and to capitalize on the ability of our officers and directors to identify and acquire a business or businesses consistent with the experience of our management team and affiliates of our sponsor. We therefore are focused on potential target companies in the financial services or real estate services industries. Our universe of potential acquisition targets in these industries includes, but is not limited to:

•	Asset management firms;
•	Financial brokerage firms;
•	Financial information and technology companies and other vendors to the financial industry;
•	Insurers and insurance brokers;
•	Investment consultants;
•	Residential and commercial mortgage banking and servicing firms; and
•	Specialty finance and leasing companies.

Within the universe of potential targets set forth above, an important focus for us will be the following:

•

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

•

FinTech – Our officers have experience developing and growing technology businesses. Mr. Lutnick oversaw the launch and growth of eSpeed, a fully electronic treasuries trading platform, which was sold by BGC Partners to Nasdaq, Inc. in June 2013. Cantor’s BGC Partners business continues to operate and grow market leading electronic trading businesses, including through its FENICS brand which had fully electronic net revenues during the year ended December 31, 2019 significantly in excess of the annualized revenues of eSpeed from prior to its sale. We believe that brokerage businesses are continuing to become more automated and thus profitable, and

Cantor, through the leadership of Messrs. Lutnick and Jain, is a leader in this trend. We believe that we can leverage the success and history of our officers to successfully acquire and grow a FinTech business.

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

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize our expertise and Cantor’s expertise analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations.

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

All four of our officers are employed by or provide services to Cantor (or its affiliates). Cantor is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, of 2002 (the “Sarbanes Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 17, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available in the trust account (as of December 31, 2019) for an initial business combination in the amount of $291,761,159 (including proceeds of the sponsor loan), after payment of a marketing fee of $9,890,445 (the “Marketing Fee”), before fees and expenses associated with our initial business combination, plus the proceeds from the $30,000,000 forward purchase contract to purchase 3,000,000 units by our sponsor, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until the consummation of our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units and from the $30,000,000 forward purchase contract to purchase 3,000,000 units by our sponsor, and 750,000 shares of class A common stock, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to the forward purchase contract and any backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

In addition to the $30,000,000 private placement described elsewhere in this Report, we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, if we acquire a target businesses larger than we could acquire with the net proceeds of our initial public offering, the sale of the private placement units, as well as the $30,000,000 private placement to be made by our sponsor pursuant to the forward purchase contract, then as a result we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. In addition, we receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage professional firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is) other than as described herein. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

So long as we obtain and maintain a listing for our securities on Nasdaq, stockholder approval would be required for our initial business combination if, for example:

•	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

•

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

•	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2019 was approximately $10.32 per public share. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and
•

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

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

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

Our sponsor, officers and directors have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or private placement shares held by them if we fail to complete our initial business combination by June 17, 2020. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by such date.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $14,300 of proceeds held outside the trust account (as of December 31, 2019), together with the $750,000 loan committed by our sponsor for working capital, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.32 as of December 31, 2019. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.32. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $14,300 from the proceeds held outside the trust account (as of December 31, 2019), plus $750,000 in loans committed by our sponsor for working capital, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2019 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 17, 2023, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.32 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.32 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.32 per share on the redemption of their shares.

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

Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders, at least half of whom must hold at least $2,500 of securities). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.32 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.32 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.32 per share upon our liquidation.

If the net proceeds of our initial public offering, the sale of the private placement units not being held in the trust account, and the loan committed by our sponsor for working capital are insufficient to allow us to operate until June 17, 2020, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.32 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account, together with the loan committed by our sponsor for working capital, may not be sufficient to allow us to operate until June 17, 2020, assuming that our initial business combination is not completed during that time. We believe that, the funds available to us outside of the trust account as of December 31, 2019 and the working capital loan will be sufficient to allow us to operate until June 17, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.32 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.32 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the private placement units, only approximately $14,300 (as of December 31, 2019) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. In order to finance transaction costs in connection with an intended initial business combination, our sponsor has committed $750,000 to be provided to us to fund our expenses relating to investigating and selecting a target business and other working capital requirements after our initial public offering and prior to our initial business combination. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance additional funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination.

Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.32 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.32 per share on the redemption of their shares.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.32 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.32 per share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by June 17, 2020, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.32 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.32 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.32 per share on the redemption of their shares.

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

The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.32 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.32 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.32 per share on the redemption of their shares.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Cantor. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
•	other disadvantages compared to our competitors who have less debt.

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

Of the net proceeds from our initial public offering and the sale of the private placement units, as of December 31, 2019, $291,761,159 is available to complete our initial business combination and pay related fees and expenses (including $2,825,841 of the sponsor loan being held in the trust account). In addition, our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of our initial business combination, 3,000,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 750,000 shares of Class A common stock.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by June 17, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If we enter into an agreement to acquire a target business larger than we could acquire with the net proceeds of our initial public offering, the sale of the private placement units as well as the $30,000,000 private placement to be made by our sponsor pursuant to the forward purchase contract, then we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing outside of the forward purchase contract could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.32 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

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

The private placement warrants, sponsor loan warrants and warrants underlying the units issuable pursuant to the forward purchase contract are identical to the warrants sold as part of the units in our initial public offering except that (i) for so long as they are held by our sponsor or its permitted transferees, they will not be redeemable by us, (ii) for so long as they are held by our sponsor or its permitted transferees, they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) for so long as they are held by our sponsor or its permitted transferees, they may be exercised by the holders on a cashless basis, (iv) for so long as they are held by our sponsor or its permitted transferees, they will be entitled to registration rights and (v) for so long as they are held by our sponsor, they will not be exercisable more than five years from the effective date of the registration statement of which this Report forms a part in accordance with FINRA Rule 5110(f)(2)(G)(i).

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriations of assets.

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

•

businesses that we target in the financial services and real estate sectors, including their financial condition, cash flows, results of operations and prospects, may be affected, both positively and negatively, by conditions in the global economy and financial and commercial real estate markets generally;

•

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

•

many aspects of businesses in the financial services sector are subject to extensive government regulation; if we acquire a business in this sector and fail to comply with these regulations, we may be subject to disciplinary or other action by regulatory organizations, and any business we acquire may be harmed;

•

any business that we acquire, including its financial condition, cash flows, results of operations and prospects, could be materially adversely affected by new laws, rules or regulations or by changes in existing laws, rules or regulations or the application thereof;

•

extensive regulation of financial services businesses restricts and limits operations and activities of such businesses and results in ongoing exposure to potential significant costs and penalties, including fines, sanctions, enhanced oversight, increased financial and capital requirements, and additional restrictions or limitations on the ability to conduct or grow such businesses;

•	procedures and requirements of anti-money laundering laws including the USA PATRIOT Act may expose financial services firms to significant costs or penalties;
•	if a commercial real estate firm fails to comply with laws, rules and regulations applicable to their commercial real estate activities, then such businesses may incur significant financial penalties;
•

negative general economic conditions and commercial real estate market conditions could have a material adverse effect on the business of a firm we seek to acquire, including its financial condition, cash flows, results of operations and prospects;

•

the financial services and commercial real estate services markets are generally affected by seasonality, which could have a material adverse effect on the results of operations of a business we acquire in a given period;

•	actions taken by central banks in major global economies may have a material negative impact on financial services businesses;
•

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

•	we may be adversely affected by the impact of recent income tax regulations;
•	we may be subject to claims from both the firms to whom we provide our products and services and the clients they serve;
•	if we are unable to keep pace with evolving technology and changes in the financial services industry, our revenues and future prospects may decline;
•	our ability to provide financial technology products and services to customers may be reduced or eliminated by regulatory changes;
•	difficulties with any products or services we provide could damage our reputation and business; and
•	a failure to comply with privacy regulations could adversely affect relations with customers and have a negative impact on business.
Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

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

(b) Holders

As of March 6, 2020, there were two holders of record of our units, one holder of record of our Class A common stock, two holders of record of our Class B common stock, and one holder of record of our warrants.

(c) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(d) Recent Sales of Unregistered Securities

None.

(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of December 31, 2019 and 2018. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

Statement of Operations Data:

	December 31,
	2019	2018
Total interest income	$6,128,179		$223,009
Total expenses	(1,844,546)		(25,762)
Net income (loss)	$4,283,633		$197,247

Weighted average shares outstanding of Class A public shares	28,200,233		25,166,667
Basic and diluted net income (loss) per share, Class A public shares	$0.17		$0.01
Weighted average shares outstanding of Class A private placement	600,000		600,000
Basic and diluted net income (loss) per share, Class A private placement	$(0.06)	$	(—)
Weighted average shares outstanding of Class B common stock	7,050,058		6,251,712
Basic and diluted net income (loss) per share, Class B common stock	$(0.06)	$	(—	)) )

Balance Sheet Data:

	December 31,
	2019	2018
Cash	$14,304	$560,027
Cash and investments held in Trust Account	$291,761,159	$277,973,009
Total assets	$291,775,463	$278,533,036
Total liabilities	$4,252,833	$2,878,169
Common stock subject to possible redemption	$282,522,624	$270,654,861
Total stockholders’ equity	$5,000,006	$5,000,006

Cash Flow Data:

Net cash (used in) provided by operating activities	$(482,753)	$38,360
Net cash used in investing activities	$(7,659,971)	$(277,750,000)
Net cash provided by financing activities	$7,597,001	$278,225,777

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a blank check company incorporated on July 9, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”), the sale of units in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Units”), the proceeds of the sale of our securities in connection with our business combination (pursuant to the forward purchase contract and any backstop agreements we may enter into following the consummation of this offering or otherwise), and our capital stock, debt or a combination of cash, stock and debt. Our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of our Business Combination, 3,000,000 of our Units on substantially the same terms as the sale of Units in our public offering at $10.00 per Unit, and 750,000 shares of Class A common stock.

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

As indicated in the accompanying financial statements, at December 31, 2019, we had approximately $14,300 outside the trust account in cash. We expect to incur significant costs in the pursuit of our Business Combination plans. We cannot provide assurance that our plans to complete our Business Combination will be successful.

Results of Operations

Since the Public Offering, our activities have consisted of efforts directed towards locating a suitable target and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with expenses related to being a public company (for legal, IR, accounting, auditing compliance and other purposes) as well as expenses as we conduct due diligence on prospective Business Combination candidates.

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

On December 17, 2018, we closed the Public Offering for the sale of 25,000,000 Units at a price of $10.00 per Unit, yielding gross proceeds of $250,000,000. Simultaneous with the closing of the Public Offering on December 17, 2018, we consummated the sale of 600,000 Private Placement Units at a price of $10.00 per Unit ($6,000,000 in the aggregate) in the Private Placement. On December 31, 2018, the underwriter partially exercised 2,500,000 Units of the over-allotment option generating additional gross proceeds of $25,000,000. On January 29, 2019, the underwriter partially exercised the over-allotment option and purchased an additional 758,413 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $7,584,130. Upon the December 17, 2018, December 31, 2018 and January 29, 2019 closings of the Public Offering, the sponsor funded loans in the amount of $2,500,000, $250,000 and $75,841, respectively, pursuant to a promissory note issued by the Company. The promissory note is interest free. The proceeds of the sponsor loan was deposited into the trust account and will be used to fund the redemption of the public shares (the “Public Shares”) (subject to the requirements of applicable law). Upon the closing of the Public Offering and the sale of the Private Placement Units, in December 2018 and January 2019, an aggregate of approximately $286,000,000 was deposited in the trust account. Since the over-allotment option was not exercised in full, simultaneously with the exercise of the second partial exercise of the over-allotment option, our sponsor forfeited 122,897 shares of our Class B common stock.

The net proceeds from the Public Offering and Private Placement was approximately $286,000,000, net of the underwriting commissions of $5,100,000 and offering costs and other expenses of approximately $485,900. Such proceeds have been deposited in the trust account and are not available to us for operations (except amounts to pay taxes). As of December 31, 2019, we had approximately $14,300 of cash available outside of the trust account to fund our activities until we consummate a Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were a capital contribution from our sponsor of $50,383 for the founder shares (Class B common stock) and up to $300,000 in loans made available from the sponsor under an unsecured promissory note.

The Company believes that it has sufficient working capital as of December 31, 2019 to fund its operations through at least June 17, 2020, its mandatory liquidation date.

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

Contractual obligations

As of December 31, 2019, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that are subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption as of December 31, 2019 have been excluded from the calculation of basic income (loss) per share for the period from July 9, 2014 (date of inception) to December 31, 2019 since such shares, if redeemed, only participate in their pro rata share of the trust account. For the period from July 9, 2014 (date of inception) to December 31, 2019, the fully diluted calculation adds back the shares subject to redemption.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2019 and 2018, the Company had no material deferred tax assets or liabilities.

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statements of operations. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018.

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

As of December 31, 2019, 27,972,537 of the approximately 28,260,000 Public Shares were classified outside of permanent equity at redemption value of $10.10 per share.

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

Reference is made to Pages F-1 through F-16 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. Based on its assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Howard W. Lutnick	58	Chairman and Chief Executive Officer
Anshu Jain	56	President and Director
Paul Pion	53	Chief Financial Officer
Stephen M. Merkel	61	Executive Vice President, General Counsel and Secretary
Peter J. Worth	80	Director
Robert G. Sharp	54	Director
Robert J. Hochberg	57	Director

Howard W. Lutnick, our Chairman and Chief Executive Officer since October 2015, is also the Chairman, President and Chief Executive Officer of Cantor. Mr. Lutnick joined Cantor in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick’s company, CF Group Management, Inc., is the managing general partner of Cantor. Mr. Lutnick is also the Chairman of the Board of Directors of BGC Partners, Inc. and its Chief Executive Officer, positions in which he has served from June 1999 to the present. In addition, Mr. Lutnick has served as Chairman of Newmark Group, Inc. since 2016. Mr. Lutnick is a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11th Memorial & Museum, the Board of Directors of the Partnership for New York City, and the Board of Overseers of The Hoover Institution. In addition, Mr. Lutnick serves as a director of each of Rodin Global Property Trust, Inc. and Rodin Income Trust, Inc. We believe that Mr. Lutnick is qualified to serve as a member of our board of directors due to his extensive investment, management and public company experience.

Anshu Jain, our President since January 2018 and a member of our board of directors since December 2018, is also the President of Cantor, a position he has held since January 2017. Mr. Jain directs strategy, vision and operational foundation across Cantor’s businesses. Mr. Jain was Co-CEO of Deutsche Bank from June 2012 to June 2015. Between February 2016 and March 2017, Mr. Jain was an advisor to Social Finance Inc. and consultant to Deutsche Bank from July 2015 to January 2016. He was also a member of Deutsche Bank’s Management Board from 2009 to 2015 and Deutsche Bank’s Group Executive Committee from 2002 to 2015 and previously led Deutsche Bank’s team advising the UK Treasury on financial stability. Mr. Jain joined Deutsche Bank from Merrill Lynch in 1995. Mr. Jain sat on the Board of Directors of the Institute of International Finance from 2012 to 2015 and previously was a member of the Financial Services Forum and served on the International Advisory Panel of the Monetary Authority of Singapore. Mr. Jain received his Bachelor’s degree in Economics, with honors, from the University of Delhi and his MBA in Finance, Beta Gamma Sigma, from the University of Massachusetts Amherst. We believe that Mr. Jain is qualified to serve as a member of our board of directors due to his extensive investment and management experience.

Paul Pion, our Chief Financial Officer since January 2020, has served as U.S. Chief Administrative Officer and Senior Managing Director of CF&Co since August 2011. In this position, Mr. Pion oversees a range of functions for Cantor and its affiliates, most notably client management, cost control, procurement, and vendor management. Other responsibilities include business continuity planning, facilities and insurance. In addition, Mr. Pion is the Treasurer of the Cantor Fitzgerald Relief Fund. Additionally, since January 2012, Mr. Pion has served as Chief Executive Officer of Tower Bridge International Services LP, a subsidiary of Cantor that is responsible for the back-office functions under a shared-services model for all Cantor UK-based businesses. Mr. Pion previously served in numerous positions for Cantor, including Global Director of Internal Audit and was involved in various special projects from 2002 to 2010. Prior to joining Cantor, Mr. Pion served for approximately 14 years with the accounting firm Deloitte & Touche, most recently as an Audit and Assurance partner focusing on financial services clients. At Deloitte & Touche, Mr. Pion also led the New York office’s China Practice. Mr. Pion holds Series 7 and 27 licenses and is a Certified Public Accountant in the State of New York. He received a B.S. in Accounting from the State University of New York at Albany.

Stephen M. Merkel, our Executive Vice President since September 2018 and our General Counsel and Secretary since October 2015, has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Mr. Merkel has also been Executive Vice President, and General Counsel of BGC Partners, Inc. since 2001 and was Senior Vice

President, General Counsel and Secretary of BGC Partners, Inc. from June 1999 to September 2001. Mr. Merkel was Secretary of BGC Partners, Inc. from June 1999 to January 2019. Mr. Merkel served as a director of BGC Partners, Inc. from September 2001 until October 2004. Mr. Merkel has also been Executive Vice President and Chief Legal Officer of Newmark Group, Inc. since January 2019 and was Secretary of Newmark Group, Inc. from December 2017 to January 2019. Mr. Merkel also holds offices at, and provides services to, various other affiliates of Cantor and BGC Partners, Inc. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding board member of the Wholesale Markets Brokers’ Association, Americas. Mr. Merkel served as a member of the Board of Directors of GFI Group, Inc. from February 26, 2015 through the closing of the back-end merger between BGC Partners, Inc. and GFI Group, Inc. in January 2016.

Peter J. Worth, a member of our board of directors since December 2018, served as Vice Chairman, Employee Benefits of Alliant Insurance Services from January 2015 to October 2017; and Vice Chairman Americas of Alliant Insurance Services from November 2017 to present. Mr. Worth was the founder of American Benefits Consulting (ABC) and had been its Chairman and Chief Executive Officer from inception in 1979 until the sale of ABC to Alliant Insurance Services in December 2014. With over 40 years of experience in the insurance and benefits business, Mr. Worth has helped some of the largest companies in the world providing cost effective, industry leading benefit programs to the executive group and total employee population. Prior to founding American Benefits Consulting, Mr. Worth was a successful General Agent and subsequently led several of the largest life insurance companies in sales. Mr. Worth serves on the Board of Trustees of Northwell Health and is a Committee Member for the Eastern Regional Executive Council for Lenox Hill Hospital since November 2017; and has served on the Board of Trustees for the Silver Shield Foundation since September 2014.We believe that Mr. Worth is qualified to serve as a member of our board of directors due to his extensive management experience.

Robert G. Sharp, a member of our board of directors since March 2019, has over 25 years of experience in corporate acquisitions and strategically building equity value, combining financial and operational expertise. Since January 2014, Mr. Sharp has been Co-CEO of Ramy Brook, a contemporary fashion brand. Mr. Sharp was a founding partner and member of the Executive Committee of MidOcean Partners, a leading private equity firm, from February 2003 to December 2013. From September 1999 to February 2003, Mr. Sharp was a Managing Director at DB Capital Partners, the private equity division of Deutsche Bank, which was acquired out of Deutsche Bank to form MidOcean Partners. Mr. Sharp joined DB Capital Partners from Investcorp International, a global private equity firm. Mr. Sharp has served on numerous corporate boards throughout his career, and is currently Chairman of Thomas Scientific, a supplier of laboratory products and services. Mr. Sharp is a member of the Advisory Board of Mount Sinai Hospital, and a member of the Steering Committee of Duke University’s Financial Economics Center. Mr. Sharp received his B.A. in Economics, Phi Beta Kappa, Summa Cum Laude, from Union College, and his M.B.A in Finance from Columbia University, where he was a Samuel Bronfman Fellow. We believe that Mr. Sharp is qualified to serve as a member of our board of directors due to his extensive investment and management experience.

Robert J. Hochberg, a member of our board of directors since January 2020, is currently President and Chief Executive Officer of Numeric Computer Systems, Inc. Mr. Hochberg has served as President since June 1984 and as Chief Executive Officer since November 1994. Numeric Computer Systems is a global software company with offices in New York, San Juan, Auckland, Jakarta and Sydney. Additionally, Mr. Hochberg currently serves on the Board of Directors of Rodin Income Trust, Inc. Mr. Hochberg is a graduate of Vassar College, where he received a Bachelor of Arts in Economics. We believe that Mr. Hochberg is qualified to serve as a member of our board of directors due to his extensive experience in business management.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs, Hochberg, Jain and Sharp, will expire at our 2021 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Lutnick and Worth, will expire at the 2020 annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Worth, Sharp and Hochberg serve as members of our audit committee, and Mr. Worth chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Worth, Sharp and Hochberg meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Worth qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;
•	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

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

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
•

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

Compensation Committee

We have established a compensation committee of the board of directors. Messrs. Worth and Sharp serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Messrs. Worth and Sharp is independent and Mr. Worth chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;
•	reviewing on an annual basis our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	if required, producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment of $25,000 quarterly to each of our independent directors for services rendered as board members, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our officers or directors, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Worth, Sharp and Hochberg. In accordance with Rule 5605 of the Nasdaq rules, each of Messrs. Worth, Sharp and Hochberg is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter, and our compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. We pay $25,000 quarterly to each of our independent directors for services rendered as board members. Other than such director fees, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors, or, other than as described herein, to our sponsor or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 6, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our executive officers and directors that beneficially owns shares of our common stock; and
•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
CF Finance Holdings LLC (2)	600,000	2.1%	7,054,603	99.9%
Howard W. Lutnick (2)	600,000	2.1%	7,054,603	99.9%
Anshu Jain	—	—	—	—
Paul Pion	—	—	—	—
Stephen M. Merkel	—	—	—	—
Peter J. Worth	—	—	10,000	*
Robert G. Sharp	—	—	—	—
Robert J. Hochberg	—	—	—	—
HGC Investment Management Inc. (3)	1,985,092	6.9%	—	—
Hudson Bay Capital Management LP (4)	2,500,000	8.7%	—	—
Periscope Capital Inc. (5)	1,697,144	5.9%	—	—
Polar Asset Management Partners Inc. (6)	1,555,000	5.4%	—	—
MMCAP International Inc. SPC (7)	4,000,000	13.9%	—	—
All directors and executive officers as a group (7 individuals)	600,000	2.1%	7,064,603	100%

*	Less than one percent
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 110 East 59th Street, New York, New York 10022.
(2)

Interests shown consist of founder shares, classified as shares of Class B common stock and shares of Class A common stock underlying units issued pursuant to a private placement. Such shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Our sponsor is the record holder of such shares. Cantor is the sole member of our sponsor. CF Group Management, Inc. (“CFGM”) is the managing general partner of Cantor. Mr. Lutnick, our Chairman and Chief Executive Officer, is the President of CFGM and trustee of CFGM’s sole stockholder. As such, each of Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes shares underlying the forward purchase contract and the private placement warrants, as such shares may not be voted or disposed of by our sponsor within 60 days of the date hereof.

(3)

Based on a Schedule 13G filed with the SEC on February 14, 2020, on behalf of HGC Investment Management Inc. a company incorporated under the laws of Canada. The principal office of the stockholder is 366 Adelaide, Suite 601, and Toronto, Ontario M5V 1R9, Canada.

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

(5)

Based on a Schedule 13G filed with the SEC on February 10, 2020 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company, and certain managed accounts. The address of the principal business office of Periscope is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)

Based on a Schedule 13G filed with the SEC on February 14, 2020 on behalf of Periscope Capital Inc. (“Periscope”). Periscope, which is the beneficial owner of 1,205,000 shares of common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds that collectively directly own 492,144 shares of common stock. The address of the principal business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(7)

Based on a Schedule 13G filed with the SEC on August 14, 2019 on behalf of MMCAP International Inc. SPC, a Cayman Islands company with its principal business office located at P.O. Box 259, George Town Financial Centre, 90 Fort Street, Grand Cayman, Cayman Islands KY1-1208, and MM Asset Management Inc., a company incorporated under the laws of Canada with its principal business office located at 66 Wellington Street West, Suite 2707, Toronto, Ontario M5K 1H6 Canada.

The table above does not include the shares of common stock underlying the private placement warrants underlying the private placement units held or to be held by our sponsor because these securities are not exercisable within 60 days of this report.

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

In addition, as of December 31, 2019, our sponsor has loaned us $2,825,841 without interest. The proceeds of the sponsor loan were deposited into the trust account and will be repaid or converted into sponsor loan units at a conversion price of $10.00 per unit, at the sponsor’s discretion, only upon consummation of our business combination. The sponsor loan was extended in order to ensure that the amount in the trust account was initially $10.10 per public share. If we do not consummate an initial business combination, we will not repay the sponsor loan and its proceeds will be distributed to our public stockholders. Our sponsor has waived any claims against the trust account in connection with the sponsor loan.

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

Other than as described below, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We pay $25,000 quarterly to each of our independent directors for services rendered as board members. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, there will be no finder’s fees, reimbursement, consulting fee, non-cash payments, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) other than the following payments, none of which will be made from the proceeds held in the trust account prior to the completion of our initial business combination:

•	Payment of $25,000 quarterly to each of our independent directors for services rendered as board members;
•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;
•

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

•

Payment to CF&Co of its Marketing Fee, fees for any financial advisory, placement agency or other similar investment banking services CF&Co may provide to our company in the future, and reimbursement of CF&Co for any out-of-pocket expenses incurred by it in connection with the performance of such services; and

•	Repayment of the sponsor loan to the sponsor upon the consummation of the business combination, or the conversion of such loan into sponsor loan units, at the discretion of our sponsor.

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

Director Independence

So long as we obtain and maintain a listing for our securities on Nasdaq, a majority of our board of directors must be independent beginning one year following our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Worth, Sharp and Hochberg is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled $73,075 and $24,720, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. Withum did not provide any consultations concerning financial accounting and reporting standards during the year ended December 31, 2019. Withum provided consultations concerning financial accounting and reporting standards during the year ended December 31, 2018, for which we paid $47,000.

Tax Fees. We did not pay Withum for tax planning and tax advice for the years ended December 31, 2019 and 2018.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2019 and 2018.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 12, 2018, between the Company and Cantor Fitzgerald & Co. (1)
1.2	Business Combination Marketing Agreement, dated December 12, 2018, between the Company and Cantor Fitzgerald & Co. (1)
3.1	Certificate of Incorporation. (2)
3.2	First Amendment to Certificate of Incorporation. (2)
3.3	Second Amendment to Certificate of Incorporation. (2)
3.4	Third Amendment to Certificate of Incorporation. (2)
3.5	Amended and Restated Certificate of Incorporation. (1)
3.6	Amended and Restated Bylaws. (3)
4.1	Warrant Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.1	Investment Management Trust Account Agreement, dated December 12, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Registration Rights Agreement, dated December 12, 2018, between the Company and CF Finance Holdings LLC. (1)
10.3	Letter Agreement, dated December 12, 2018, by and between the Company, its officers and directors and CF Finance Holdings LLC. (1)
10.4	Private Placement Units Purchase Agreement, dated December 12, 2018, between the Company and CF Finance Holdings LLC. (1)
10.5	Sponsor Loan Note, dated December 12, 2018, issued to CF Finance Holdings LLC. (1)
10.6	Forward Purchase Contract, dated December 12, 2018, by and between the Company and CF Finance Holdings LLC. (1)
10.7	Expense Reimbursement Agreement, dated December 12, 2018, by and between the Company and CF Finance Holdings LLC. (1)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on December 17, 2018.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on November 16, 2018.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on December 4, 2018.

CF Finance Acquisition Corp.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

CF Finance Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CF Finance Acquisition Corp. (the "Company") as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by June 17, 2020, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2015.

New York, New York

March 6, 2020

CF Finance Acquisition Corp.

Balance Sheets

	December 31, 2019	December 31, 2018

Assets
Current assets
Cash	$14,304	$560,027
Total current assets	14,304	560,027
Cash and investments held in Trust Account	291,761,159	277,973,009
Total assets	$291,775,463	$278,533,036

Liabilities and Stockholders’ Equity
Sponsor loan – promissory note	$2,825,841	$2,750,000
Payables to related party	37,030	100,000
Accrued liabilities	1,389,962	28,169
Total liabilities	4,252,833	2,878,169
Common stock subject to possible redemption, 27,972,537 and 26,797,511 shares, as of December 31, 2019 and 2018, respectively, actual and adjusted, at redemption value of $10.10	282,522,624	270,654,861
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2019 and 2018	—	—
Common stock, Class A $0.0001 par value; 100,000,000 shares authorized; 885,876 and 1,302,489 shares issued and outstanding (excluding 27,972,537 and 26,797,511 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	88	130
Common stock, Class B $0.0001 par value; 10,000,000 shares authorized; 7,064,603 and 7,187,500 shares issued and outstanding as of December 31, 2019 and 2018, respectively	707	719	(1)
Additional paid-in-capital	525,231	4,808,810
Retained earnings	4,473,980	190,347
Total stockholders’ equity	5,000,006	5,000,006

Total liabilities and stockholders’ equity	$291,775,463	$278,533,036
(1)

As of December 31, 2018, included an aggregate of 312,500 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full (see Note 8). This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 8).

See accompanying notes to financial statements.

CF Finance Acquisition Corp.

Statements of Operations

	Year Ended December 31,
	2019		2018
Revenue	$—			$—

Expense
Other expenses	652,758			25,762
Loss from operations	(652,758)			(25,762)
Other income – Interest income on Trust Account	6,128,179			223,009
Income before provision for income taxes	5,475,421			197,247
Provision for income taxes	1,191,788			—
Net income attributable to common stock	$4,283,633			$197,247

Weighted average number of common stock outstanding:
Class A - Public shares	28,200,233			25,166,667
Class A - Private placement	600,000			600,000
Class B - Common stock	7,050,058	(2)		6,251,712	(1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.17			$0.01
Class A - Private placement	$(0.06)		$	(—)
Class B - Common stock	$(0.06)		$	(—)

(1)

This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 8). Excludes an aggregate of 312,500 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full.

(2)	On January 29, 2019, an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 8).

See accompanying notes to financial statements.

CF Finance Acquisition Corp.

Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2019 and 2018

	Common Stock
	Class A		Class B			Additional	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount		Paid- In- Capital	(Deficit)	Equity
Balances, January 1, 2018	—	$—	7,187,500	$719	(1)(3)	$49,664	$(6,900)	$43,483
Sale of Class A common stock to the public	27,500,000	2,750	—	—		274,997,250	—	275,000,000
Underwriters’ discount and offering expenses	—	—	—	—		(5,585,863)	—	(5,585,863)
Sale of Private Placement Units	600,000	60	—	—		5,999,940	—	6,000,000
Shares subject to possible redemption	(26,797,511)	(2,680)	—	—		(270,652,181)	—	(270,654,861)
Net income	—	—	—	—		—	197,247	197,247
Balances, December 31, 2018	1,302,489	$130	7,187,500	$719	(3)	$4,808,810	$190,347	$5,000,006
Sale of Class A common stock to the public	758,413	76	—	—		7,584,054	—	7,584,130
Forfeiture of common stock to sponsor at $0.0001 par value	—	—	(122,897)	(12)	(2)	12	—	—
Shares subject to possible redemption	(1,175,026)	(118)	—	—		(11,867,645)	—	(11,867,763)
Net income	—	—	—	—		—	4,283,633	4,283,633
Balances, December 31, 2019	885,876	$88	7,064,603	$707		$525,231	$4,473,980	$5,000,006

(1)	This number has been retroactively restated to reflect the recapitalization of the Company in the form of a 2.5-for-1 stock split (see Note 8).
(2)	On January 29, 2019 an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 8).
(3)	Includes an aggregate of 312,500 shares that were subject to forfeiture as the underwriter’s over-allotment option was not exercised in full (see Note 8).

See accompanying notes to financial statements.

CF Finance Acquisition Corp.

Statements of Cash Flows

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$4,283,633	$197,247
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Interest earned on held to maturity securities held in Trust Account	(6,128,179)	(223,009)
(Increase) decrease in operating assets
Deferred offering costs	—	71,500
Increase (decrease) in operating liabilities
Accrued offering costs	—	(34,000)
Accrued liabilities	1,361,793	26,622
Net cash (used in) provided by operating activities	(482,753)	38,360

Cash flows from investing activities
Proceeds deposited in Trust Account	(7,659,971)	(277,750,000)
Net cash used in investing activities	(7,659,971)	(277,750,000)

Cash flows from financing activities
Proceeds from sale of units in the initial public offering, net of underwriting discount and offering cost paid	7,584,130	269,414,137
Proceeds from sale of Private Placement Units	—	6,000,000
Proceeds from related party loan	37,030	—
Proceeds from related party promissory notes	75,841	2,850,000
Payment of related party payable	(100,000)	(38,360)
Net cash provided by financing activities	7,597,001	278,225,777

Net (decrease) increase in cash	(545,723)	514,137
Cash at beginning of period	560,027	45,890
Cash at end of period	$14,304	$560,027

Supplemental disclosure of non-cash financing activities
Cash paid for income tax	$41,503	$—
Change in common stock subject to possible redemption	$11,867,763	$270,654,861

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

As of December 31, 2019, the Company had not yet commenced operations. All activity for the years ended December 31, 2019 and 2018 relates to the Company’s formation and Public Offering described below and, subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001 (“Class A common stock”), sold in the Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares (see Note 3) for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share).These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

1. Description of Business and Operations (continued)

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

The initial stockholders, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders, officers and directors acquire Public Shares in or after the Public Offering, they will be

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

1. Description of Business and Operations (continued)

entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except for the Company’s independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Trust Account - The proceeds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. As of December 31, 2019, investment securities in the Trust Account consisted of $291,761,159 in a money market fund. As of December 31, 2018, investment securities in the Trust Account consisted of $252,721,203 in U.S. government treasury bills and $25,251,806 held as cash. The Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the Public Shares included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by June 17, 2020 (subject to the requirements of law).

2. Summary of Significant Accounting Policies

Basis of presentation - The financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

In connection with the Company’s going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of December 31, 2019, the Company may not have sufficient liquidity to meet its current obligations over the next year from issuance of the financial statements. However, management has determined that the Company has access to funds from the Sponsor, the Sponsor has committed, in the form of a loan, up to $750,000 to be provided to the Company (see Note 4), and the Sponsor, along with an affiliate of the Sponsor, has financial wherewithal to provide such funds, including an aggregate of $1,500,000 intended to be provided under a related party loan (the “Related Party Loan”) (see Note 4) that are sufficient to fund the working capital needs until the earlier of the consummation of a Business Combination or mandatory liquidation date of June 17, 2020. The Company’s mandatory liquidation date of June 17, 2020 raises substantial doubt about its ability to continue as a going concern. The Company may extend the liquidation date beyond the June 17, 2020 through a shareholder vote, the outcome of which is uncertain. These financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

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

Cash and investments held in Trust Account - As of December 31, 2019 the assets held in the Trust Account were held in a money market fund. As of December 31, 2018, the assets held in the Trust Account were held in cash and U.S. government treasury bills.

Deferred Offering Costs - Deferred offering costs consist of legal and accounting fees incurred through the balance sheet dates that are directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering.

Income Taxes - The Company accounts for income taxes using the asset and liability method as prescribed in ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit. As of December 31, 2019 and 2018, the Company had no material deferred tax assets or liabilities.

As of December 31, 2019, the provision for income taxes consisted of the current U.S. federal income tax. There was no provision for income taxes as of December 31, 2018.

The Company had pre-tax income of $5,475,421 and $197,247 for the years ended December 31, 2019 and 2018, respectively.

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Differences between the Company’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows:

	Year Ended December 31,
	2019	2018
Tax expense at federal statutory rate	$1,149,838	$—
Permanent differences	3,240	—
Return-to-provision adjustments	41,503	—
Other	(2,793)	—
Provision for income taxes	$1,191,788	$—

For the year ended December 31, 2019, the Company’s federal statutory and effective income tax rates were 21% and 21.7%, respectively.

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the statements of operations. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. As of December 31, 2019 and 2018 the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments - The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

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

Each Unit consists of one share of Class A common stock, and three-quarters of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

Simultaneous with the closing of the Public Offering on December 17, 2018, the Sponsor purchased an aggregate of 600,000 Private Placement Units at a price of $10.00 per Unit ($6,000,000 in the aggregate) in a private placement. Each Unit consists of one share of Class A common stock and three-quarters of one warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The Private Placement Units are not redeemable from funds deposited in the Trust Account.

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

4. Related Party Transactions

Founder shares

In July 2014, the Sponsor purchased 2,875,000 Founder Shares of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”) for an aggregate price of $383. During 2015, the Sponsor contributed an additional $50,000 to the Company’s paid-in capital for no additional shares. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions (see Note 8).

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

The initial stockholders, officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20-trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger,

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

4. Related Party Transactions (continued)

capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

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

The Sponsor previously made available to the Company, under a promissory note, up to $300,000 to be used for a portion of the expenses of the Public Offering. The promissory note is non-interest bearing. As of December 31, 2019 and 2018, the Company had amounts outstanding under the promissory note of approximately $37,000 and $100,000, respectively.

Sponsor Loan

Upon the closings of the Public Offering, the Sponsor funded loans in the amount of $2,750,000 in December 2018 and $75,841 in January 2019 for an aggregate of $2,825,841, pursuant to a promissory note issued by the Company. The promissory note is interest free. The proceeds of the Sponsor loans were deposited into the Trust Account and will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor loans shall be repaid or converted into units of the Company, at the Sponsor’s discretion, only upon

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

4. Related Party Transactions (continued)

consummation of the Business Combination. Such units would be identical to the Units sold in the Public Offering except that the Sponsor loan warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor loan was extended in order to ensure that the amount in the Trust Account was initially $10.10 per Public Share. If there is no Business Combination, the Sponsor loan will not be repaid and the loan’s proceeds will be distributed to the public stockholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor loan.

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

6. Trust Account

As of December 31, 2019, investment securities in the Company’s Trust Account consisted of $291,761,159 held in a money market fund. The investment in money market fund is recorded at fair value on the accompanying December 31, 2019 balance sheet (see Note 7). As of December 31, 2018, investment securities in the Company’s Trust Account consisted of $252,721,203 in U.S. government treasury bills and $25,251,806 held in cash. The Company classifies its Treasury Instruments as held-to-maturity in accordance with FASB ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost on the accompanying December 31, 2018 balance sheet and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of December 31, 2018 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company's permitted investments consist of U.S.

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

6. Trust Account (continued)

government treasury bills, money market fund and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

	December 31, 2018
Description	Carrying Value	Gross Unrealized Holding Losses	Quoted prices in Active Markets (Level 1)
Assets:
Cash	$25,251,806	$—	$25,251,806
U.S. government treasury bills	252,721,203	(30,458)	252,690,745
Total	$277,973,009	$(30,458)	$277,942,551

7. Fair Value Measurement

Fair Value – U.S. GAAP defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and requires certain disclosures about such fair value measurements. The Company follows the guidance in ASC 820 for its financial assets that are re-measured and reported at fair value at each reporting period.

The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy are as follows:

•	Level 1 measurements – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2 measurements – Quoted prices in markets that are not active or financial instruments for which all-significant inputs are observable, either directly or indirectly.
•	Level 3 measurements – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As required by U.S. GAAP guidance, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Assets at Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash and investments held in Trust Account
Money market fund	$291,761,159	$—	$—	$291,761,159
Total	$291,761,159	$—	$—	$291,761,159

The Company did not have any assets measured at fair value as of December 31, 2018.

8. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2019 and 2018, there were 28,858,413 and 28,100,000 shares of Class A common stock issued and outstanding including 27,972,537 and 26,797,511 of shares subject to redemption, respectively. Class A Common Stock includes 600,000 shares sold in a Private Placement. The shares

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

8. Stockholders’ Equity (continued)

sold in the Private Placement do not contain the same redemption feature contained in the shares sold in the Public Offering.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2019 and 2018, there were 7,064,603 and 7,187,500 shares of Class B common stock outstanding, respectively, of which none and 312,500 shares, respectively, were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full, so that the initial stockholders, officers and directors will collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering, not including the Private Placement Units. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Upon the final exercise of the underwriters' over-allotment option in January 2019, the Sponsor forfeited 122,897 shares of Class B common stock.

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

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

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

The warrants included in the Private Placement Units are identical to the Public Warrants underlying the Units being sold in the Public Offering, except that the warrants included in the Private Placement Units and the Class A

CF Finance Acquisition Corp.

Notes to Financial Statements (continued)

8. Stockholders’ Equity (continued)

common stock issuable upon the exercise of the warrants included in the Private Placement Units are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

On January 17, 2018, the Sponsor effectuated a recapitalization of the Company, which included a 2.5-for-1 stock split resulting in an aggregate of 7,187,500 Founder Shares outstanding and held by the Sponsor (312,500 of which were subject to forfeiture as the underwriter’s over-allotment option was not exercised in full by December 31, 2018. After the underwriter exercised the second over-allotment on January 29, 2019, the shares forfeited were 122,897). Information contained in the financial statements has been adjusted for this split.

9. Subsequent Events

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

March 6, 2020	CF FINANCE ACQUISITION CORP.

	By:	/s/ Howard W. Lutnick
Name: Howard W. Lutnick Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Howard W. Lutnick	Chairman and Chief Executive Officer	March 6, 2020
Howard W. Lutnick	(Principal Executive Officer)

/s/ Anshu Jain	President and Director	March 6, 2020
Anshu Jain

/s/ Paul Pion	Chief Financial Officer	March 6, 2020
Paul Pion	(Principal Financial and Accounting Officer)

/s/ Peter J. Worth	Director	March 6, 2020
Peter J. Worth

/s/ Robert G. Sharp	Director	March 6, 2020
Robert G. Sharp

/s/ Robert J. Hochberg	Director	March 6, 2020
Robert J. Hochberg