Form 10-Q
period 2020-03-31
CF Finance Acquisition Corp.
filed 2020-05-11
CIK 1728041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

As of May 11, 2020, there were 7,064,603 shares of Class B common stock and 28,858,413 shares of Class A common stock of the registrant issued and outstanding.

CF FINANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF Finance Acquisition Corp.

Condensed Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$148,675	$14,304
Other assets	57,750	—
Total current assets	206,425	14,304
Cash and investments held in Trust Account	292,189,325	291,761,159
Total assets	$292,395,750	$291,775,463

Liabilities and Stockholders’ Equity
Sponsor loan – promissory note	$2,825,841	$2,825,841
Payables to related party	350,000	37,030
Accrued liabilities	1,467,051	1,389,962
Total liabilities	4,642,892	4,252,833
Common stock subject to possible redemption, 27,995,332 and 27,972,537 shares, as of March 31, 2020 and December 31, 2019, respectively, at redemption value of $10.10	282,752,854	282,522,624
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, Class A $0.0001 par value; 100,000,000 shares authorized; 863,081 and 885,876 shares issued and outstanding (excluding 27,995,332 and 27,972,537 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	86	88
Common stock, Class B $0.0001 par value; 10,000,000 shares authorized; 7,064,603 shares issued and outstanding as of March 31, 2020 and December 31, 2019	707	707
Additional paid-in-capital	295,003	525,231
Retained earnings	4,704,208	4,473,980
Total stockholders’ equity	5,000,004	5,000,006

Total liabilities and stockholders’ equity	$292,395,750	$291,775,463

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenue	$—	$—

Expense
Other expenses	235,928	104,339
Loss from operations	(235,928)	(104,339)
Other income – Interest income on Trust Account	628,167	1,618,410
Income before provision for income taxes	392,239	1,514,071
Provision for income taxes	162,011	514,739
Net income attributable to common stock	$230,228	$999,332

Weighted average number of common stock outstanding:
Class A - Public shares	28,258,413	28,022,462
Class A - Private placement	600,000	600,000
Class B - Common stock	7,064,603	7,005,615	(1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.01	$0.04
Class A - Private placement	$(0.02)	$(0.01)
Class B - Common stock	$(0.02)	$(0.01)

(1)	On January 29, 2019, an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 7).

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Equity

For the three months ended March 31, 2020 and 2019

(Unaudited)

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2020	885,876	$88	7,064,603	$707		$525,231	$4,473,980	5,000,006
Shares subject to possible redemption	(22,795)	(2)	—	—		(230,228)	—	(230,230)
Net income	—	—	—	—		—	230,228	230,228
Balances, March 31, 2020	863,081	$86	7,064,603	$707		$295,003	$4,704,208	$5,000,004

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	1,302,489	$130	7,187,500	$719	(2)	$4,808,810	$190,347	$5,000,006
Sale of Class A common stock to the public	758,413	76	—	—		7,584,054	—	7,584,130
Forfeiture of common stock to sponsor at $0.0001 par value	—	—	(122,897)	(12)	(1)	12	—	—
Shares subject to possible redemption	(849,848)	(85)	—	—		(8,583,380)	—	(8,583,465)
Net income	—	—	—	—		—	999,332	999,332
Balances, March 31, 2019	1,211,054	$121	7,064,603	$707		$3,809,496	$1,189,679	$5,000,003

(1)	On January 29, 2019 an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 7).
(2)	Includes an aggregate of 312,500 shares that were subject to forfeiture as the underwriter’s over-allotment option was not exercised in full (see Note 7).

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$230,228	$999,332
Adjustments to reconcile net income to net cash used in operating activities
Interest earned on held to maturity securities held in Trust Account	(628,167)	(1,618,410)
Increase in operating assets
Other assets	(57,750)	(56,250)
Increase in operating liabilities
Payable to related party	(37,030)	6,250
Accrued liabilities	77,090	557,868
Net cash used in operating activities	(415,629)	(111,210)

Cash flows from investing activities
Proceeds deposited in Trust Account	—	(7,659,971)
Proceeds from Trust Account	200,000	—
Net cash provided by (used in) investing activities	200,000	(7,659,971)

Cash flows from financing activities
Proceeds from sale of units in the initial public offering, net of underwriting discount and offering cost paid	—	7,584,130
Proceeds from related party promissory notes	350,000	75,841
Net cash provided by financing activities	350,000	7,659,971

Net increase (decrease) in cash	134,371	(111,210)
Cash at beginning of period	14,304	560,027
Cash at end of period	$148,675	$448,817

Supplemental disclosure of non-cash financing activities
Change in common stock subject to possible redemption	$230,230	$8,583,465

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

As of March 31, 2020, the Company had not yet commenced operations. All activity for the three months ended March 31, 2020 and 2019 relates to the Company’s formation and Public Offering described below and, subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

1. Description of Business and Operations (continued)

Failure to Consummate a Business Combination - If the Company is unable to complete a Business Combination within 18 months from the closing of the Public Offering (the “Combination Period”), which is by June 17, 2020, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company has filed a proxy statement on May 1, 2020 in connection with a meeting of the Company’s stockholders, proposing to extend the Combination Period. Such extension is subject to approval of stockholders at such meeting on June 10, 2020.

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

The Trust Account - The proceeds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. As of March 31, 2020 and December 31, 2019, investment securities in the Trust Account consisted of $292,189,325 and $291,761,159 in money market funds. The Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the Public Shares included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by June 17, 2020 (subject to the requirements of law).

During three months ended March 31, 2020, $200,000 of the proceeds from the Trust Account were used to pay franchise tax.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies

Basis of presentation - The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 6, 2020.

In connection with the Company’s going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of March 31, 2020, the Company may not have sufficient liquidity to meet its current obligations over the next year from issuance of the unaudited condensed financial statements. However, management has determined that the Company has access to funds from the Sponsor, the Sponsor has committed, in the form of a loan, up to $750,000 to be provided to the Company (see Note 4), and the Sponsor, along with an affiliate of the Sponsor, has financial wherewithal to provide such funds, including an aggregate of $1,500,000 intended to be provided under a related party loan (the “Related Party Loan”) (see Note 4)  that are sufficient to fund the working capital needs until the earlier of the consummation of a Business Combination or mandatory liquidation date of June 17, 2020. The Company’s current mandatory liquidation date of June 17, 2020 raises substantial doubt about its ability to continue as a going concern. The Company may extend the liquidation date beyond the June 17, 2020 through a shareholder vote, the outcome of which is uncertain. These unaudited condensed financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

Cash and investments held in Trust Account - As of March 31, 2020 and December 31, 2019, the assets held in the Trust Account were held in money market funds.

Deferred Offering Costs - Deferred offering costs consist of legal and accounting fees incurred through the balance sheet dates that are directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering.

Income Taxes – Income taxes are accounted for under ASC Topic 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit. As of March 31, 2020 and December 31, 2019, the Company had no material deferred tax assets or liabilities.

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed financial statements. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the unaudited condensed statements of operations. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019.

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

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed financial statements. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the unaudited condensed statements of operations. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019.

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

As of March 31, 2020, the Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 21,643,809 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Net income per share, for Class A – public shares common stock is calculated by dividing the interest income earned on the Trust Account of approximately $628,000 and $1,618,000 for the three months ended March 31, 2020 and 2019, respectively, less interest to pay taxes permitted to be withdrawn from the Trust Account by the weighted average number of Class A – public shares common stock outstanding for the period. Net income per share, Class A excludes the shares sold in the private placement because those shares do not have the same redemption rights as the Class A shares sold in the Public Offering. Net income per share, Class A – private placement and Class B common stock is calculated by dividing the net income, excluding interest income earned on the Trust Account and interest to pay taxes permitted to be withdrawn from the Trust Account, by the weighted average number of Class A – private placement and Class B common stock outstanding for the period.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, in the form of a loan, up to $750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements prior to the Company’s initial Business Combination. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor. As of March 31, 2020, the Company had $350,000 outstanding under the loan. As of December 31, 2019, the Company didn’t have any outstanding balance under the loan.

The Sponsor previously made available to the Company, under a promissory note, up to $300,000 to be used for a portion of the expenses of the Public Offering. The promissory note is non-interest bearing. As of March 31, 2020, the Company didn’t have any amounts outstanding under the promissory note. As December 31, 2019, the Company had an amount outstanding under the promissory note of approximately $37,000.

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

5. Commitments and Contingencies

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

5. Commitments and Contingencies (continued)

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Fair Value Measurement

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Assets at Fair Value at March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Cash and investments held in Trust Account
Money market fund	$292,189,325	$—	$—	$292,189,325
Total	$292,189,325	$—	$—	$292,189,325

	Assets at Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash and investments held in Trust Account
Money market fund	$291,761,159	$—	$—	$291,761,159
Total	$291,761,159	$—	$—	$291,761,159

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of  $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 28,858,413 shares of Class A common stock issued and outstanding including 27,995,332 and 27,972,537 of shares subject to redemption, respectively. Class A Common Stock includes 600,000 shares sold in a Private Placement. The shares sold in the Private Placement do not contain the same redemption feature contained in the shares sold in the Public Offering.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of  $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2020 and December 31, 2019, there were 7,064,603 shares of Class B common stock outstanding, respectively, of which none were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full, so that the initial stockholders, officers and directors will collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering, not including the Private Placement Units. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Upon the final exercise of the underwriters' over-allotment option in January 2019, the Sponsor forfeited 122,897 shares of Class B common stock.

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

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2020, we had approximately $148,700 outside the trust account in cash. We expect to incur significant costs in the pursuit of our Business Combination plans. We cannot provide assurance that our plans to complete our Business Combination will be successful.

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

The net proceeds from the Public Offering and Private Placement was approximately $286,000,000, net of the underwriting commissions of $5,100,000 and offering costs and other expenses of approximately $485,900. Such proceeds have been deposited in the trust account and are not available to us for operations (except amounts to pay taxes). As of March 31, 2020, we had approximately $148,700 of cash available outside of the trust account to fund our activities until we consummate a Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were a capital contribution from our sponsor of $50,383 for the founder shares (Class B common stock) and up to $300,000 in loans made available from the sponsor under an unsecured promissory note.

The Company believes that it has sufficient working capital as of March 31, 2020 to fund its operations through at least June 17, 2020, its mandatory liquidation date.

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

Contractual obligations

As of March 31, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that are subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption as of March 31, 2020 have been excluded from the calculation of basic income (loss) per share for the period from July 9, 2014 (date of inception) to March 31, 2020 since such shares, if redeemed, only participate in their pro rata share of the trust account. For the period from July 9, 2014 (date of inception) to March 31, 2020, the fully diluted calculation adds back the shares subject to redemption.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020 and December 31, 2019, the Company had no material deferred tax assets or liabilities.

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

As of March 31, 2020 and December 31, 2019, 27,995,332 and 27,972,537 shares, respectively, of the approximately 28,260,000 Public Shares were classified outside of permanent equity at redemption value of $10.10 per share.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2019 (the “Form 10-K”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as set forth below, there have been no material changes to the risk factors disclosed in the Form 10-K, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. This outbreak of COVID-19 has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we may consummate a business combination could be and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 impacts our search for and ability to consummate a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, and result in protectionist sentiments and legislation in our target markets, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Promissory Note, dated March 31, 2020, issued by the Company to CF Finance Holdings, LLC
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF FINANCE ACQUISTION CORP.

Date: May 11, 2020		/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2020		/s/ Paul Pion
	Name:	Paul Pion
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)