Form 10-Q
period 2020-06-30
CF Finance Acquisition Corp.
filed 2020-08-10
CIK 1728041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020, there were 7,064,603 shares of Class B common stock and 28,264,713 shares of Class A common stock of the registrant issued and outstanding.

CF FINANCE ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

CF Finance Acquisition Corp.

Condensed Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash	$2,001,387	$14,304
Other assets	38,500	—
Total current assets	2,039,887	14,304
Cash and investments held in Trust Account	286,565,390	291,761,159
Total assets	$288,605,277	$291,775,463

Liabilities and Stockholders’ Equity
Sponsor loan – promissory note	$5,315,665	$2,825,841
Payables to related party	466,537	37,030
Accrued liabilities	1,431,418	1,389,962
Total liabilities	7,213,620	4,252,833
Common stock subject to possible redemption, 27,123,813 and 27,972,537 shares, as of June 30, 2020 and December 31, 2019, respectively, at redemption value of $10.19 and $10.10, respectively	276,391,655	282,522,624
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, Class A $0.0001 par value; 100,000,000 shares authorized; 1,140,900 and 885,876 shares issued and outstanding (excluding 27,123,813 and 27,972,537 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	114	88
Common stock, Class B $0.0001 par value; 10,000,000 shares authorized; 7,064,603 shares issued and outstanding as of June 30, 2020 and December 31, 2019	707	707
Additional paid-in-capital	559,737	525,231
Retained earnings	4,439,444	4,473,980
Total stockholders’ equity	5,000,002	5,000,006

Total liabilities and stockholders’ equity	$288,605,277	$291,775,463

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019

Revenue	$—	$—		$—	$—

Expense
Other expenses	421,490	111,093		657,418	215,432
Loss from operations	(421,490)	(111,093)		(657,418)	(215,432)
Other income – Interest income on Trust Account	80,048	1,706,870		708,215	3,325,280
(Loss) income before (benefit)/provision for income taxes	(341,442)	1,595,777		50,797	3,109,848
Income tax (benefit)/provision for income taxes	(76,678)	596,491		85,333	1,111,230
Net (loss) income attributable to common stock	$(264,764)	$999,286		$(34,536)	$1,998,618

Weighted average number of common stock outstanding:
Class A - Public shares	28,160,550	28,258,413		28,209,482	28,140,438
Class A - Private placement	600,000	600,000		600,000	600,000
Class B - Common stock	7,064,603	7,064,603	(1)	7,064,603	7,035,109	(1)
Basic and diluted net income (loss) per share:
Class A - Public shares	$0.00	$0.04		$0.02	$0.08
Class A - Private placement	$(0.05)	$(0.01)		$(0.07)	$(0.03)
Class B - Common stock	$(0.05)	$(0.01)		$(0.07)	$(0.03)

(1)	On January 29, 2019, an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 7).

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Changes in Stockholders’ Equity

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2020	885,876	$88	7,064,603	$707		$525,231	$4,473,980	$5,000,006
Shares subject to possible redemption	(22,795)	(2)	—	—		(230,228)	—	(230,230)
Net income	—	—	—	—		—	230,228	230,228
Balances, March 31, 2020	863,081	$86	7,064,603	$707		$295,003	$4,704,208	$5,000,004
Shares subject to possible redemption	277,819	28	—	—		264,734	—	264,762
Net loss	—	—	—	—		—	(264,764)	(264,764)
Balances, June 30, 2020	1,140,900	$114	7,064,603	$707		$559,737	$4,439,444	$5,000,002

	Common Stock
	Class A		Class B			Additional Paid-In-Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, January 1, 2019	1,302,489	$130	7,187,500	$719	(2)	$4,808,810	$190,347	$5,000,006
Sale of Class A common stock to the public	758,413	76	—	—		7,584,054	—	7,584,130
Forfeiture of common stock to sponsor at $0.0001 par value	—	—	(122,897)	(12)	(1)	12	—	-
Shares subject to possible redemption	(849,848)	(85)	—	—		(8,583,380)	—	(8,583,465)
Net income	—	—	—	—		—	999,332	999,332
Balances, March 31, 2019	1,211,054	$121	7,064,603	$707		$3,809,496	$1,189,679	$5,000,003
Shares subject to possible redemption	(98,939)	(10)	—	—		(999,276)	—	(999,286)
Net income	—	—	—	—		—	999,286	999,286
Balances, June 30, 2019	1,112,115	$111	7,064,603	$707		$2,810,220	$2,188,965	$5,000,003

(1)	On January 29, 2019, an aggregate of 122,897 shares held by the Sponsor were forfeited (see Note 7).
(2)	Includes an aggregate of 312,500 shares that were subject to forfeiture as the underwriter’s over-allotment option was not exercised in full (see Note 7).

See accompanying notes to unaudited condensed financial statements.

CF Finance Acquisition Corp.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(34,536)	$1,998,618
Adjustments to reconcile net (loss) income to net cash used in operating activities
Interest earned on investments held in Trust Account	(708,215)	(3,325,280)
Increase in operating assets
Other assets	(38,500)	(37,500)
Increase (decrease) in operating liabilities
Payable to related party	—	124
Accrued liabilities	41,456	1,195,860
Net cash used in operating activities	(739,795)	(168,178)

Cash flows from investing activities
Proceeds deposited in Trust Account	(2,489,824)	(7,659,971)
Proceeds from Trust Account	8,393,808	—
Net cash provided by (used in) investing activities	5,903,984	(7,659,971)

Cash flows from financing activities
Redemption of units disbursement	(6,096,437)	—
Proceeds from sale of units in the initial public offering, net of underwriting discount and offering cost paid	—	7,584,128
Proceeds from related party promissory notes	2,919,331	75,841
Payment of related party payable	—	(100,000)
Net cash (used in) provided by financing activities	(3,177,106)	7,559,969

Net increase (decrease) in cash	1,987,083	(268,180)
Cash at beginning of period	14,304	560,027
Cash at end of period	$2,001,387	$291,847

Supplemental disclosure of non-cash financing activities
Change in common stock subject to possible redemption	$(6,130,969)	$9,582,751

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

As of June 30, 2020, the Company had not yet commenced operations. All activity for the three and six months ended June 30, 2020 and 2019 relates to the Company’s formation and Public Offering described below and, subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The Company’s Sponsor is CF Finance Holdings, LLC (the “Sponsor”). The registration statement for the Public Offering (see Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on December 12, 2018. The Company intends to finance a Business Combination with the proceeds of approximately $282,600,000 (approximately $276,503,600, as adjusted for the redemption described below) from the Public Offering, $6,000,000 from the Private Placement (see Note 4) and approximately $2,826,000 (approximately $5,315,700, as adjusted for the redemption described below) from the Sponsor loan (see Note 4). Offering costs for the Public Offering amounted to approximately $5,585,900, consisting of $5,100,000 of underwriting fees and approximately $485,900 of other costs.

On June 15, 2020, the stockholders of the Company approved the extension of the termination of the Company from June 17, 2020 to September 17, 2020. In conjunction with the termination date extension vote, public stockholders exercised their right to elect to redeem their 593,700 shares of Common Stock. $6,096,437 was withdrawn from the Trust Account in connection with the redemption of such shares. In addition, in conjunction with the termination date extension, the Sponsor committed to contribute an additional $0.09 per remaining Public Share to the Trust Account in the form of a Sponsor Loan. On June 17, 2020, an additional $2,489,824 was contributed to the Trust Account.

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

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001 (“Class A common stock”), sold in the Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their public shares (the “Public Shares”) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares (see Note 3) for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share).These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 Distinguishing Liabilities from Equity. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or rules of the stock exchange, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor (the “initial stockholders”), officers and directors have agreed to vote their Founder Shares (see Note 4) and any Public Shares purchased during or after the Public Offering in favor of a Business Combination. In addition, the initial stockholders, officers and directors have agreed to waive their redemption rights with respect to their Founder Shares and shares included in the Private Placement Units held by the initial stockholders, officers and directors in connection with the completion of a Business Combination.

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

Forward Purchase Contract – In connection with the Public Offering, the Sponsor committed, pursuant to a forward purchase contract with the Company, to purchase, in a Private Placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of an initial Business Combination, 3,000,000 of the Company’s Units on substantially the same terms as the sale of Units in the initial Public Offering at $10.00 per Unit, and 750,000 shares of Class A common stock. In connection with the execution of the Transaction Agreement (as defined in Note 8) regarding its initial Business Combination (see Note 8), on August 2, 2020, the Company and the Sponsor entered into Amendment No. 1 to Forward Purchase Contract, pursuant to which, among other things, the Sponsor agreed to purchase, subject to the Company’s consummation of a Business Combination with GCM PubCo (as defined in Note 8) and its affiliates, to a reduction in the total equity issuable under such contract to a total of 3,500,000 shares of GCM PubCo Class A common stock and 1,500,000 GCM PubCo common warrants, for the same $30,000,000 in gross proceeds. The funds from the sale of Company’s securities in the forward purchase contract, as amended, will be used as part of the consideration to the sellers in the initial Business Combination; any excess funds from this Private Placement will be used for working capital in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides the Company with a minimum funding level for the initial business combination.

Failure to Consummate a Business Combination - If the Company is unable to complete a Business Combination by September 17, 2020 (which was originally June 17, 2020, but has been extended due to the shareholder approval of an extension of time) (or if such date is extended at a duly called meeting of our stockholders, such later date) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Combination Period extension from June 17, 2020 to September 17, 2020 was approved by stockholders at the stockholder’s meeting on June 15, 2020.

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

The Trust Account - The proceeds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. As of June 30, 2020 and December 31, 2019, investment securities in the Trust Account consisted of $286,565,390 and $291,761,159 in money market funds. The Amended and Restated Certificate of Incorporation, as further amended on June 15, 2020, provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the Public Shares included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by the Combination Period, subject to the requirements of law.

During three and six months ended June 30, 2020, $136,882 and $336,882 of the proceeds from the Trust Account were used to pay taxes, respectively.

2. Summary of Significant Accounting Policies

Basis of presentation - The unaudited condensed financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2020 and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 6, 2020.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

In connection with the Company’s going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern” as of June 30, 2020, the Company may not have sufficient liquidity to meet its current obligations over the next year from issuance of the unaudited condensed financial statements. However, management has determined that the Company has access to funds from the Sponsor, the Sponsor has committed, in the form of a loan, up to $750,000 to be provided to the Company (see Note 4), and the Sponsor, along with an affiliate of the Sponsor, has financial wherewithal to provide such funds, including an aggregate of $1,500,000 intended to be provided under a related party loan (the “Related Party Loan”) (see Note 4) that are sufficient to fund the working capital needs until the earlier of the consummation of a Business Combination or the end of the Combination Period. The Company’s original mandatory liquidation date of June 17, 2020 was extended to September 17, 2020 through a shareholder vote on June 15, 2020. On August 2, 2020, the Company entered into the Transaction Agreement (as defined in Note 8). The consummation of the Business Combination pursuant to the Transaction Agreement is subject to, among other closing conditions, the approval of the stockholders of the Company, and other terms and conditions as described in Form 8-K, filed with the SEC on August 3, 2020, and Form 8-K/A, filed with the SEC on August 4, 2020. The Company’s mandatory liquidation date raises substantial doubt about the entity’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments related to the recovery of the recorded assets or the classification of the liabilities should the Company be unable to continue as a going concern. As discussed in Note 1, in the event of a mandatory liquidation, within ten business days, the Company will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares.

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

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Cash and investments held in Trust Account - As of June 30, 2020 and December 31, 2019, the assets held in the Trust Account were held in money market funds.

Deferred Offering Costs - Deferred offering costs consist of legal and accounting fees incurred through the balance sheet dates that are directly related to the Public Offering and that were charged to stockholders’ equity upon the completion of the Public Offering.

Income Taxes – Income taxes are accounted for under ASC Topic 740, Income Taxes, using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. To the extent that it is more likely than not that deferred tax assets will not be recognized, a valuation allowance would be established to offset their benefit. As of June 30, 2020 and December 31, 2019, the Company had no material deferred tax assets or liabilities.

ASC Topic 740 prescribes a recognition threshold that a tax position is required to meet before being recognized in the unaudited condensed financial statements. The Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties related to unrecognized tax benefits as provision for income taxes on the unaudited condensed statements of operations. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019.

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

Net Income (Loss) per Common Share - The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period, after deducting shares that are subject to forfeiture in connection with the Public Offering.

As of June 30, 2020, the Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 21,643,809 shares of Class A common stock in the calculation of diluted earnings per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Net income per share, for Class A – public shares common stock is calculated by dividing the interest income earned on the Trust Account of approximately $80,000 and $708,000 for the three and six months ended June 30, 2020, and $1,707,000 and $3,325,000 for the three and six months ended June 30, 2019, respectively, less interest to pay taxes permitted to be withdrawn from the Trust Account by the weighted average number of Class A – public shares common stock outstanding for the period. Net income per share, Class A excludes the shares sold in the private placement because those shares do not have the same redemption rights as the Class A shares sold in the Public Offering. Net income (loss) per share, Class A – private placement and Class B common stock is calculated by dividing the net income, excluding interest income earned on the Trust Account and interest to pay taxes permitted to be withdrawn from the Trust Account, by the weighted average number of Class A – private placement and Class B common stock outstanding for the period.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

2. Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2020 and December 31, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments - The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Pronouncements - The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. Public Offering

The Company closed the Public Offering for the sale of approximately 28,260,000 (approximately 27,670,000 after the redemption on June 15, 2020) Units at a price of $10.00 per Unit, yielding gross proceeds of approximately $282,600,000 (approximately $276,503,600, as adjusted for redemption on June 15, 2020). In December 2018, the Company closed the Public Offering for the sale of 27,500,000 Units at a price of $10.00 per Unit, yielding proceeds of $275,000,000. The closings occurred on December 17, 2018 with respect to 25,000,000 Units and on December 31, 2018 with respect to 2,500,000 Units related to the partial exercise of the underwriter’s over-allotment option. In January 2019, the underwriter exercised the over-allotment option of 758,413 additional Units at $10.00 per Unit, yielding proceeds of $7,584,130. On June 15, 2020, public shareholders exercised their right to redeem 593,700 Units at combined value of $6,096,437.

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

Upon the December 2018 and January 2019 closings of the Public Offering, and June 2020 termination extension vote (see Note 1), the Sponsor funded loans in the amount of $2,750,000, $75,841 and $2,489,824, respectively, pursuant to a promissory note issued by the Company. The promissory note is at nominal or no interest (see Note 4).

Upon the closing of the Public Offering and the sale of the Private Placement Units, and taking into consideration the offering costs, an aggregate of approximately $286,000,000 (approximately $279,900,000 after the redemption on June 15, 2020) was deposited in the Trust Account.

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

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor has committed, in the form of a loan, up to $750,000 to be provided to the Company to fund the Company’s expenses relating to investigating and selecting a target business and other working capital requirements prior to the Company’s initial Business Combination. Such loan may be convertible into warrants, at a price of $1.00 per warrant at the option of the Sponsor. As of June 30, 2020, the Company had $350,000 outstanding under the loan. As of December 31, 2019, the Company didn’t have any outstanding balance under the loan.

The Sponsor previously made available to the Company, under a promissory note, up to $300,000 to be used for a portion of the expenses of the Public Offering. The promissory note is non-interest bearing. As of June 30, 2020 and as of December 31, 2019, the Company had an amount outstanding under the promissory note of approximately $117,000 and $37,000, respectively.

Sponsor Loan

Upon the closings of the Public Offering, the Sponsor funded loans in the amount of $2,750,000 in December 2018 and $75,841 in January 2019. In June 2020, the Sponsor funded an additional loan in the amount of $2,489,824 in conjunction with the termination date extension vote (see Note 1). The aggregate amount of the loans is $5,315,665, pursuant to promissory notes issued by the Company. The promissory notes are interest free.  The proceeds of the Sponsor loans were deposited into the Trust Account and will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Sponsor loans shall be repaid or converted into units of the Company, at the Sponsor’s discretion, only upon consummation of the Business Combination. Such units would be identical to the Units sold in the Public Offering except that the Sponsor loan warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor loan was extended in order to ensure that the amount in the Trust Account was initially $10.10 and $10.19 after the additional loan funding in June 2020, per Public Share. If there is no Business Combination, the Sponsor loan will not be repaid and the loan’s proceeds will be distributed to the public stockholders. The Sponsor has waived any claims against the Trust Account in connection with the Sponsor loan.

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

In connection with the Business Combination, the registration rights agreement is being amended to provide that GCM Pubco will register for resale certain shares of common stock and other equity securities that are held by the parties thereto from time to time.

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

Business Combination Marketing Agreement and Additional Fees Payable to Affiliates

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

In addition, upon completion of the Business Combination, and assuming no change in the amount of the PIPE Transaction (as defined in Note 8), an aggregate amount of approximately $7.8 million in advisory fees and placement agent fees will be payable to Cantor Fitzgerald & Co., an affiliate of ours and the Sponsor.

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Assets at Fair Value at June 30, 2020
Description	Level 1	Level 2	Level 3	Total
Cash and investments held in Trust Account
Money market fund	$286,565,390	$—	$—	$286,565,390
Total	$286,565,390	$—	$—	$286,565,390

	Assets at Fair Value at December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Cash and investments held in Trust Account
Money market fund	$291,761,159	$—	$—	$291,761,159
Total	$291,761,159	$—	$—	$291,761,159

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of  $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 28,264,713 and 28,858,413 shares of Class A common stock issued and outstanding including 27,123,813 and 27,972,537 of shares subject to redemption, respectively. Class A Common Stock includes 600,000 shares sold in a Private Placement. The shares sold in the Private Placement do not contain the same redemption feature contained in the shares sold in the Public Offering.

Class B Common Stock - The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of  $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2020 and December 31, 2019, there were 7,064,603 shares of Class B common stock outstanding, respectively, of which none were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriter’s over-allotment option is not exercised in full, so that the initial stockholders, officers and directors will collectively own 20% of the Company’s issued and outstanding common stock after the Public Offering, not including the Private Placement Units. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law. Upon the final exercise of the underwriters' over-allotment option in January 2019, the Sponsor forfeited 122,897 shares of Class B common stock.

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

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of  $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

8. Subsequent Events

The Company has evaluated subsequent events through the date the unaudited condensed financial statements were issued. There have been no additional material subsequent events that would require recognition in these unaudited condensed financial statements or disclosure in the notes to the unaudited condensed financial statements, except for the events described below.

On August 2, 2020, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with CF Finance Intermediate Acquisition, LLC, a Delaware limited liability company and direct wholly owned subsidiary of the Company, Sponsor, Grosvenor Holdings, LLC, an Illinois limited liability company, Grosvenor Capital Management Holdings, LLLP, an Illinois limited liability limited partnership (“Grosvenor Capital”), GCM Grosvenor Management, LLC, a Delaware limited liability company, Grosvenor Holdings II, L.L.C., a Delaware limited liability company, GCMH GP, L.L.C., a Delaware limited liability company, GCM V, LLC, a Delaware limited liability company, and GCM Grosvenor Inc., a Delaware corporation and a direct wholly owned subsidiary of Grosvenor Capital (“GCM PubCo”). Pursuant to the Transaction Agreement, the Company will be merged (the “Merger”) with and into GCM PubCo, with GCM PubCo surviving the Merger, as a result of which GCM PubCo, as the surviving corporation in the Merger, will hold approximately 21.4% of the outstanding equity interests of Grosvenor Capital. The shares of Class A common stock will automatically convert into shares of GCM Pubco Class A common stock in connection with the Merger. For more information about the business combination, see the proxy statement/prospectus, filed with the SEC on August 7, 2020.

CF Finance Acquisition Corp.

Notes to Unaudited Condensed Financial Statements (continued)

8. Subsequent Events (continued)

In connection with the execution of the Transaction Agreement, on August 2, 2020, the Company entered into Subscription Agreements with certain investors (the “PIPE Investors”) pursuant to which, immediately following the consummation of the Merger, such PIPE Investors will purchase an aggregate of 19,500,000 shares of GCM PubCo Class A common stock at $10.00 per share for an aggregate purchase price of $195,000,000 (the “PIPE Transaction”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company incorporated on July 9, 2014 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering (the “Public Offering”), the sale of units in a private placement (the “Private Placement”) that occurred simultaneously with the completion of the Public Offering (the “Private Placement Units”), the proceeds of the sale of our securities in connection with our Business Combination (pursuant to the forward purchase contract and any backstop agreements we may enter into following the consummation of this offering or otherwise), and our capital stock, debt or a combination of cash, stock and debt. CF Finance Holdings, LLC (the “Sponsor”) has committed, pursuant to a forward purchase contract with us (the “Forward Purchase Contract”), to purchase, in a private placement for gross proceeds of $30,000,000 to occur concurrently with the consummation of our Business Combination, 3,000,000 of our Units on substantially the same terms as the sale of Units in our public offering at $10.00 per Unit, and 750,000 shares of Class A common stock. In connection with the execution of the Transaction Agreement, on August 2, 2020, the Company and Sponsor entered into an Amendment to the forward purchase contract, pursuant to which, among other things, Sponsor agreed to purchase 3,500,000 shares of GCM PubCo (as defined below) Class A common stock and 1,500,000 GCM PubCo common warrants for an aggregate purchase price of $30,000,000.

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

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2020, we had approximately $2,001,400 outside the trust account in cash. We expect to incur significant costs in the pursuit of our Business Combination plans. We cannot provide assurance that our plans to complete our Business Combination will be successful.

Subsequent Events

On August 2, 2020, we entered into a Transaction Agreement regarding our initial Business Combination (the “Transaction Agreement”). Pursuant to the Transaction Agreement, the Company will be merged (the “Merger”) with and into GCM Grosvenor Inc., a Delaware corporation (“GCM PubCo”), with GCM PubCo surviving the Merger, as a result of which GCM PubCo, as the surviving corporation in the Merger, will hold approximately 21.4% of the outstanding equity interests of Grosvenor Capital. The shares of Class A common stock will automatically convert into shares of GCM Pubco Class A common stock in connection with the Merger. For more information about the business combination, see the proxy statement/prospectus, filed with the SEC on August 7, 2020.

In connection with the execution of the Transaction Agreement, on August 2, 2020, the Company entered into Subscription Agreements with certain investors (the “PIPE Investors”) pursuant to which, immediately following the consummation of the Merger, such PIPE Investors will purchase an aggregate of 19,500,000 shares of GCM PubCo Class A common stock at $10.00 per share for an aggregate purchase price of $195,000,000.

In connection with the execution of the Transaction Agreement, on August 2, 2020, the Company and the Sponsor entered into Amendment No. 1 to Forward Purchase Contract, pursuant to which, among other things, the Sponsor agreed to purchase, subject to the Company’s consummation of a Business Combination with GCM PubCo and its affiliates, to a reduction in the total equity issuable under such contract to a total of 3,500,000 shares of GCM PubCo Class A common stock and 1,500,000 GCM PubCo common warrants, for the same $30,000,000 in gross proceeds.

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

On December 17, 2018, we closed the Public Offering for the sale of 25,000,000 Units at a price of $10.00 per Unit, yielding gross proceeds of $250,000,000. Simultaneous with the closing of the Public Offering on December 17, 2018, we consummated the sale of 600,000 Private Placement Units at a price of $10.00 per Unit ($6,000,000 in the aggregate) in the Private Placement. On December 31, 2018, the underwriter partially exercised 2,500,000 Units of the over-allotment option generating additional gross proceeds of $25,000,000. On January 29, 2019, the underwriter partially exercised the over-allotment option and purchased an additional 758,413 Units at an offering price of $10.00 per Unit, generating additional gross proceeds of $7,584,130. Upon the December 17, 2018, December 31, 2018 and January 29, 2019 closings of the Public Offering, and June 15, 2020 Business Combination extension approval the sponsor funded loans in the amount of $2,500,000, $250,000, $75,841 and $2,489,824, respectively, pursuant to a promissory notes issued by the Company. The promissory notes are interest free.  The proceeds of the sponsor loans were deposited into the trust account and will be used to fund the redemption of the public shares (the “Public Shares”) (subject to the requirements of applicable law). Upon the closing of the Public Offering and the sale of the Private Placement Units, in December 2018 and January 2019, an aggregate of approximately $286,000,000 (approximately $279,900,000 after the redemption on June 15, 2020) was deposited in the trust account. Since the over-allotment option was not exercised in full, simultaneously with the exercise of the second partial exercise of the over-allotment option, our sponsor forfeited 122,897 shares of our Class B common stock.

The net proceeds from the Public Offering and Private Placement was approximately $286,000,000 (approximately $279,900,000 after the redemption on June 15, 2020), net of the underwriting commissions of $5,100,000 and offering costs and other expenses of approximately $485,900. Such proceeds have been deposited in the trust account and are not available to us for operations (except amounts to pay taxes). As of June 30, 2020, we had approximately $2,001,400 of cash available outside of the trust account to fund our activities until we consummate a Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were a capital contribution from our sponsor of $50,383 for the founder shares (Class B common stock) and up to $300,000 in loans made available from the sponsor under an unsecured promissory note.

The Company believes that it has sufficient working capital as of June 30, 2020 to fund its operations through at least September 17, 2020, its mandatory liquidation date.

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

Contractual obligations

As of June 30, 2020, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period (after deducting shares that are subject to forfeiture in connection with the Public Offering), plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. Shares of common stock subject to possible redemption as of June 30, 2020 have been excluded from the calculation of basic income (loss) per share for the period from July 9, 2014 (date of inception) to June 30, 2020 since such shares, if redeemed, only participate in their pro rata share of the trust account. For the period from July 9, 2014 (date of inception) to June 30, 2020, the fully diluted calculation adds back the shares subject to redemption.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurements and Disclosures, approximates the carrying amounts represented in the accompanying balance sheet.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A - Expenses of Offering. Public Offering costs of approximately $5,585,900 consist of underwriter’s discounts of approximately $5,100,000 and approximately $485,900 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering.

Income Taxes

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company is currently not under examination by tax authorities and is not aware of any issues that may result in significant payments or accruals.

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

On June 15, 2020, 593,700 shares of common stock were redeemed by public shareholders in connection with the extension of the Combination Period.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

As of June 30, 2020 and December 31, 2019, 27,123,813 and 27,972,537 shares, respectively, of the approximately 27,660,000 and 28,260,000 Public Shares, respectively, were classified outside of permanent equity at redemption value of $10.19 and $10.10 per share, respectively.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the period ended December 31, 2019 (the “Form 10-K”), as supplemented by our Quarterly Report on Form 10-Q for the period on March 31, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the period on March 31, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Transaction Agreement, dated August 2, 2020 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A, filed with the Commission on August 4, 2020).
3.1	Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed with the Commission on June 16, 2020).
10.1	Promissory Note, dated June 15, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on June 16, 2020).
10.2	Amendment No. 1 to Forward Purchase Contract, dated August 2, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed with the Commission on August 4, 2020).
10.3	Sponsor Support Agreement, dated August 2, 2020 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A, filed with the Commission on August 4, 2020).
10.4	Form of Subscription Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A, filed with the Commission on August 4, 2020).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CF FINANCE ACQUISTION CORP.

Date: August 10, 2020		/s/ Howard W. Lutnick
	Name:	Howard W. Lutnick
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020		/s/ Paul Pion
	Name:	Paul Pion
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)